Form 10-Q
period 2008-06-30
ESL Teachers Inc.
filed 2008-08-12
CIK 1424030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-148801

ESL Teachers Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	75-3252264
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2475 Paseo del las Americas, Suite 1135, San Diego, CA 92154
(Address of principal executive offices)

619-955-7885
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,460,000 common shares as of June 30, 2008

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of June 30, 2008 (unaudited) and September 30, 2007(audited);
F-2	Statements of Operations for the three and nine months ended June 30, 2008 and period from August 31, 2007 (Inception) to June 30, 2008;
F-3	Statement of Stockholders’ Equity for period from August 31, 2007 (Inception) to June 30, 2008;
F-4	Statements of Cash Flows for the nine months ended June 30, 2008 and period from August 31, 2007 (Inception) to June 30, 2008;
F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

ESL Teachers Inc.
 (A Development Stage Company)

BALANCE SHEETS

	June 30, 2008	September 30, 2007
	(unaudited)	(audited)
ASSETS

Current asset
Cash and bank accounts	$48,845	$15,400

Total current assets	48,845	15,400

Total assets	$48,845	$15,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$7,530	$3,500
Due to stockholder	6,058	1,058

Total liabilities	13,588	4,558

Stockholders’ equity

Issued and outstanding 2,460,000 and 1,500,000 Common Shares, respectively (Note 3)	2,460	1,500
Additional paid-in capital	60,540	13,500
Deficit accumulated during the development stage	(27,743)	(4,158)

Total stockholders’ equity	35,257	10,842

Total liabilities and stockholders' equity	$48,845	$15,400

The accompanying notes are an integral part of these financial statements.

ESL Teachers Inc.
 (A Development Stage Company)

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30, 2008	Nine Months Ended June 30, 2008	Cumulative Amounts From Date of Inception (August 31, 2007) to June 30, 2008

REVENUE	$-	$-	$-

OPERATING EXPENSES
General & Administrative	-	255	518
Incorporation Costs	-	-	395
Legal and Accounting	6,530	23,330	26,830

Loss before income taxes	(6,530)	(23,585)	(27,743)

Provision for income taxes	-	-	-

Net loss	$(6,530)	$(23,855)	$(27,743)

Basic and diluted loss per Common share (1)

Weighted average number of common shares outstanding (Note 4)	1,816,484	1,605,109
(1) less than $(0.01)

The accompanying notes are an integral part of these financial statements.

ESL Teachers Inc.
 (A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock		Additional Paid in	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Inception, August 31, 2007	-	$-	$-	$-	$-

Initial capitalization Sale of common stock	1,500,000	1,500	13,500	-	15,000
Net loss for the year	-	-	-	(4,158)	(4,158)

Balance September 30, 2007	1,500,000	1,500	13,500	(4,158)	10,842

Private placement on May 31, 2008 at $0.05 per share	960,000	960	47,040	-	48,000
Net loss for the period	-	-	-	(23,585)	(23,585)

June 30, 2008	2,460,000	$2,460	$60,540	$(27,743)	$35,257

The accompanying notes are an integral part of these financial statements.

ESL Teachers Inc.
 (A Development Stage Company)

STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended June 30, 2008	Cumulative Amounts From Date of Inception (August 31, 2007) to June 30, 2008

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(23,585)	$(22,213)

Increase in accounts payable and accrued liabilities	4,030	2,000
Increase in due to stockholder	5,000	6,058

Net cash used in operating activities	(14,555)	(14,155)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	48,000	63,000

Net cash provided by financing activities	48,000	63,000

CASH FLOWS USED IN INVESTING ACTIVITIES	-	-

Change in cash during the period	33,445	48,845

Cash, beginning of the period	15,400	-

Cash, end of the period	$48,845	$48,845

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

ESL Teachers Inc.
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1 – Nature of Operations

ESL Teachers Inc.  (the “Company”), incorporated in the state of Nevada on August 31, 2007, and is developing business activities in teacher recruiting.

The company has not yet commenced significant business operations and in accordance with SFAS#7 is considered to be in the development stage.

Note 2 – Significant Accounting Policies

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.
Management Certification

The financial statements herein are certified by the officers of the Company to present fairly, in all material respects, the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America, consistently applied.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and amounts due to Company stockholder.

The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.  It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

ESL Teachers Inc.
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 2 – Significant Accounting Policies (continued)

Loss Per Share

Basic loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. For the years presented, this calculation proved to be anti-dilutive.

Dividends

The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the period shown.

Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.  See Note 5.

Net Loss Per Common Share

Net loss per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive.  The Company has not issued any potentially dilutive common shares.

Note 3 – Due to Stockholder

The $6,058 due to a stockholder at June 30, 2008 is unsecured, non-interest bearing and has no specific terms of repayment.  See Note 6.

Note 4 – Capital Stock

The company has 50,000,000 common shares authorized at a par value of $0.001 per share.

On August 31, 2007, the company issued 1,500,000 common shares to founders for total proceeds of $15,000.

On May 31, 2008, the company completed a private placement whereby it issued 960,000 common shares at $0.05 per share for total proceeds of $48,000.

As at June 30, 2008, the company has no warrants or options outstanding.

ESL Teachers Inc.
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 5 – Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.  Accordingly, a valuation allowance equal to the deferred tax asset has been recorded.

The cumulative net operating loss carry-forward is approximately $27,743 at June 30, 2008, and will expire beginning in the year 2027.

The cumulative tax effect at the expected rate of 22% of significant items comprising our net deferred tax amount is as follows:

2007
Deferred tax asset attributable to:
Net operating loss carryover	$6,103
Valuation allowance	(6,103)
Net deferred tax asset	$-

Note 6 – Related Party Transaction

As at June 30, 2008, there is a balance owing to a stockholder of the Company in the amount of $6,058.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 7 – Going Concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in the notes to the financial statements, the Company has no established source of revenue and has incurred losses in all previous reporting periods.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

ESL Teachers Inc.
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 7 – Going Concern (continued)

The Company’s activities to date have been supported by equity financing.   Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

Note 8 – Recent Accounting Pronouncements

Below is a listing of the recent accounting standards SFAS 150-154 and their effect on the Company.

Statement No. 150 - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 151- Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges….”  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152 - Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2.

ESL Teachers Inc.
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 8 – Recent Accounting Pronouncements (continued)

Statement No. 153- Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, includes certain exceptions to the principle.  This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

Statement No. 154 – Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB statement No. 3)

This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

The adoption of these and other more recent new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We were incorporated as “ESL Teachers Inc.” on August 31, 2007, in the State of Nevada for the purpose of developing and marketing an Internet Site (our “Product” or our “Web Site” or our “Site”) that will provide international online employment services specifically for both English as second language (“ESL”) teachers and their prospective employers. Such a Site will allow ESL teachers and the employers in search of them to network and meet each other’s needs successfully and efficiently without the ambiguity and consequential high turnover commonly associated with existing ESL online job boards. We are currently in the process of designing and developing our Site, and we are continually refining the Site through research into the successful aspects of online dating and social networking sites that we intend to emulate.  We will continue to refine our Site by responding to user comments and questionnaires that users will access in the feedback section of our site. When we are satisfied that our Product will compete effectively in the ESL marketplace as an online placement and recruiting company, we will begin the promotion and marketing of our Site to ESL teachers and ESL operations.

Our principal executive offices are located at 2475 Paseo del las Americas, Suite 1135, San Diego, CA 92154. Our phone number is 619-955-7885. Our fiscal year end is September 30.

The rising demand for ESL teachers worldwide in conjunction with the simultaneous need for an effectual and comprehensible medium to match ESL employers and applicants has resulted in what we anticipate will be a highly receptive potential market for our Site.   We intend to develop an online recruiting and placement Site to match ESL teachers and their potential employers, in part by building on the emerging trend of social networking on the internet.  We believe that the depth of interactive functions available on our Site and the ability for employers and applicants to establish personal, in-depth connections through our site will distinguish us from our competitors.

We are in the process of developing a website that will provide the infrastructure for applicants and ESL employers alike to share in-depth profiles in a familiar social networking format.  Facebook.com has a Developer’s Platform for those who want to integrate applications into the Facebook.com infrastructure. We may choose to take advantage of that development option at some point in time. In the early stages, we plan to borrow a number of the attributes of the Facebook.com layout to create our Site. We see the Facebook.com development platform as something worth exploring during our first few years in business since it would allow access to the growing number of Facebook.com users.  The Facebook.com profiles that we will be modeling allow users to share a variety of information, such as:

•	Basic personal information
•	Pictures of themselves, friends, and family
•	Mini-Feed where the owner can add 10 personal stories
•	Fun Wall – for music videos, slide shows, a sketching and other postings
•	Cross-references within the Facebook.com database to other members
•	References to Friends in Facebook.com
•	Marketplace to offer things for sale

We plan to develop an online resource that blends together the functionality of job searching with relocation and international travel.  ESL teachers are highly mobile and flexible in their working arrangements.  They count on the internet for access to information, and our website will be a reliable source of such valuable information.

We are in the process of refining the format for our Product, which will be integral to its success.
Our Site will include several sections.  A click through icon on the home page of the website will allow visitors to drill down for more information. Information will be organized by topic and allow ESL applicants to quickly find what they are seeking. Every web page will feature a “Contact Us” link as well as links back to the home page of the Site for efficient navigation. Google advertising will bring traffic to our website where the first step is to encourage people to register with us. For those who do register and find work elsewhere we will provide an “Opt-In” function that will allow us to keep in touch by periodic email newsletters.  Our Site will include the following pages:

•
ESL Teachers Center - This section will offer a variety of information including: automated online registration, employment applications, an online ESL skills test, an ESL accreditation questionnaire, international accreditation links, a question and answer section about relocation, international postings by country, work visa application forms, a video message (1-3 minutes long), travel medical insurance, and discount airfares.

•
ESL Employers Center – This section will be designed to be especially easy to navigate and use.  It will have a straightforward format in order to minimize the chances of miscommunication between the employers and applicants.  The content of this section will be available to all Site visitors, and will include:  online registration, automated job order form, enhanced employer profiles, search functionality, cross-references to ESL applicants, work visa requirements, home stay programs, travel arrangements, video streaming options, and cultural customs and traditions.  We will strongly encourage employers that register with us to provide a detailed description of the position for applicants, as well as intangibles such as the quality of the institution, the nature of the teaching opportunity, and the culture of the country and city where the teacher will be living and working.  The employer may also provide a short video of themselves and the institution and share information from previous ESL teachers that may help the applicant in deciding on their employment choices.

•
Feedback section – Here we will ask for ideas and suggestions on what else visitors would like to find on our site.  Registration with us will include a feedback questionnaire in their monthly newsletter emailed to them.  Topics and information that we will consider including are:  a career services area, understanding foreign customs, continuing education, understanding payroll deductions, extending the employment term, and editorial articles about ESL.

•
Administrative module – This will contain the back office functions necessary to conduct an e-commerce business. This includes running reports, reviewing the ESL teacher and employer registrations, ability to revoke registration privileges, newsletter distribution and other administrative functions.  Access to the Administrative Module will be password protected and available only to directors of the company and future staff at the discretion of the directors.

The content of our website will be in English only during the first three years.  We may then consider expanding into a multi-lingual format depending on several factors such as identifying where we are having the most success placing teachers.

Plan of Operation in the Next Twelve Months

Product Development

We are a development stage company with limited operations to date, including no revenue sources, limited financial backing, and few assets.  Our plan of operation is to develop an industry leading online resource for ESL teachers and ESL operations. Our web-based service will support both job inquiries and job postings.  Our business objectives include becoming a leading provider of ESL candidates for placement into full time jobs in the United States,

Mexico, Canada, Japan, China and South Korea by developing an interactive web service that will generate income from multiple revenue streams and create value for our shareholders.

We intend to continue the development and refinement of our Product over the coming months.  Our goals over the next twelve months are to develop our Site and services to the point that we can begin taking job orders, start to develop our inventory of job applicants, prepare to begin employer interviews of our applicants, and begin discussions with 75 prospective employers about their needs. We will also focus on our research and user feedback to improve the quality of our Product to increase its appeal to ESL teachers and ESL operations.

During the first year of operations, our officers and directors will provide their time to the business at no charge. This includes all administrative duties along with overseeing the development of the website, developing the sales and marketing information material, researching background on potential job listings from employers, and networking with ESL accreditation schools. As we have limited financial resources, each member of the management team has agreed to dedicate approximately 15-20 hours a week in order to attend to needs of the business.

Our management has developed our information website, acquired a domain name on the web located at www.esl-teachers.com, and uploaded the informational website, which simply provides information about the services we will provide to Internet users.

We plan to develop a beta-test version of the website and involve three ESL employers during the test period. We have identified several prospective companies to approach and plan to begin negotiations to find our three test employers shortly. Our plan is to allow the members of the beta-test group special consideration regarding job postings, enhanced services and other benefits in appreciation for being involved in the test period.

We feel our final Product will compete effectively in the marketplace due to its unique design, which will allow employers and applicants to exchange vital information while forming a personal connection that they may build upon as a foundation for their future working relationship.  We intend to provide a high quality of service and refer qualified applicants to our clients in order to enhance our company reputation and attract new and repeat business.

Locate Suitable Website Developer

We intend to contract out the development of the Site to an accomplished web developer who is familiar with online databases, streaming video, and content management systems within our first three months of operation.  The web development contractor will produce the main website including all aspects relating to secured portals for both the ESL applicants and employers. Once the web development contractor has been selected, we will immediately begin work on the high level design specifications for the Site.  The web development contractor will be responsible for the database of back office administrative functions as well as the secure web portals for ESL applicants and employers. All parties that we work with will be under a strict Non-Disclosure Agreement. The administrative side of the website will support our own contact management information system with upload capabilities for incremental changes.  We anticipate that developing the interactive database and administrative sections to the website will begin in our fourth month of operation. This will be contracted out to an offshore contractor to reduce costs. While the web development is underway, management will be working to build their international network of contacts in the ESL community. Hosting of the website will be contracted out to an internet company that can provide turn-key operations and a high level of service and support.

Sales and Distribution Strategy

Our goal is for our online ESL employment services website to become a leading website in the ESL Industry.  In order to achieve our goal, we intend to increase awareness of our Product with potential customers, who we anticipate will be ESL teachers and the ESL operations that employ these teachers. We intend to do this by engaging in the following:

•
We will use the Google Adwords program (adwords.google.com/select/Login) as the center of our marketing strategy for the first three years. Google has a strong brand name around the world and is the number one ranked website for online searches by internet users.  This fits the demographic of our ESL candidates who travel and use the internet to find information.  The Google Adwords program allows us the flexibility to develop our own advertisements, control the frequency of the ads as well as the start and end date for each ad, and accurately track the click through activity from the online ads to our website. This combination of features gives us the ability to control our costs and make adjustments swiftly if needed.  The Google Adwords program is built around the use of keywords.  When someone uses one of our designated keywords, such as “ESL,” our ad will appear on the search page results giving us visibility in the ESL marketplace for both applicants and employers.

•
Our online marketing efforts will involve Search Engine Optimization, a process by which an online company can improve the volume and quality of the traffic to their website by using keywords. The index page will include the use of strategic meta-tags to help flag a web page for search engines inquiries. During the first six months of operation, we will probe the use of various search phrases and keywords that ESL applicants use when job hunting. Management will generate a summary report of this survey and share this data with our contract website designer.

•
We plan to focus our sales efforts around our website by promoting its use to ESL applicants and employers alike. The unique features we are borrowing from social networking and online dating websites will encourage web visitors to register with us and become a part of our online community. Our approach will be to not only attract but to retain ESL applicants for long term relationships with us.  Sales calls will begin discussions with employers about short term and long term needs for qualified ESL teachers.

•
From our office in San Diego, California, we plan to begin promoting our services in Mexico and Southern California and gradually expand across the United States into Canada, Europe and the Far East. During the early phase of our sales efforts we will monitor the response from employers in various countries to determine where we should focus our efforts. As immigration rates in the United States continue to rise along with the demand for foreign workers, both skilled and unskilled, the demand or ESL teachers in the United States is expected to grow in the coming years. Countries like China that offer substantial personal tax incentives for ESL teachers may be a prominent market for us. Our approach is to take an aggressive pricing position in the marketplace that traditionally has charged placement fees ranging from 25% to 30% or more of the first year starting salary.

•
We plan to write and publish information-style articles on ESL opportunities, overseas job searching and related topics. The directors of the company plan to submit at least one article per quarter to national and international media for publication.

•
We will examine advertising opportunities within trade journals and international periodicals available in both hard copy and online formats. All media contact through press releases or advertising material will contain the website address, email and telephone number.

•
Our home page will feature links to strategic partnerships that we develop over time. Hyperlinks from one web page to the next will help to raise the search engine visibility for prospective web visitors.

•
During the first year we will investigate the effectiveness of email marketing campaigns. We plan to approach vendors that specialize in email marketing to assist in designing an email brochure, our newsletter, and to acquire email marketing lists. We will conduct several test email marketing campaigns and measure the results. The long term benefit to this marketing tactic depends on the quality of the email lists available. With that in mind, we plan to offer an opt-in feature throughout our website to encourage web visitors to submit their own email addresses. These new contacts will receive our online newsletter and have the choice of continuing to remain on our email broadcast network.

•
We plan to develop a series of free online workshops that discuss trends in ESL job opportunities. We plan to initially promote these as quarterly workshops and gauge the response from attendees. The online workshops will be delivered in PowerPoint format using an online web conference provider. Topics will include emerging trends, hot job markets, 10 things to know when relocating to another country, and related material.

•
According to our research there is a continuing demand for education services, so we plan to explore the possibilities of aligning ourselves with several companies that offer these kinds of services in exchange for visibility on each others’ websites. Our visitors may need or want to upgrade their ESL credentials and their customers will be looking for jobs once their training has been completed. We view these types of discussions as an integral part of becoming involved in the international ESL community.

•
To increase the number of return customers and visitors to our site, we will provide a constant turnover of current and interesting content about what’s happening in the ESL job market including featured employers, countries, and ESL teachers.

•	We will conduct monthly follow-ups with each newly placed applicant and their employer in order to improve the quality of our service and increase repeat applicants and employers.

•
By the second year we will examine the potential of attracting paid sponsors to our website. Sponsorship opportunities may arise as we develop relationships with companies such as ESL training firms that do not compete directly with us. By year three we hope to see a modest amount of sponsorships develop that will bring a new revenue stream into the business.

Revenue

Our primary source of revenue will come from 15% contingency fees charged to employers that hire the applicants that have been referred and hired by their company. The 15% contingency fee will be based on the starting salary of the new employee. Payment by the employers will be made through our PayPal system that will be featured in the Employer Module. All registered employers will have easy access to the Employer Module.

No revenue will come from job postings. We plan to offer job postings as a free service to registered employers. There will be no other charges to the employers other than the contingency fees for placement of applicants.

Expenses

We estimate the costs to implement our business strategy over the following twelve months to be:
•
General, Travel, and Related expenses. We anticipate that this expense category will be used to cover our anticipated general and administrative expenses, including hiring sales and marketing personnel, technology specialists, mid-level management, project manager, and administrative personnel, office space and related overhead, insurance, marketing and sales expenses, legal and accounting fees, printing costs, blue sky fees, transfer agent fees and all other general expenses. Travel expenses will consist primarily of our executive officers and directors visiting ESL Training facilities and ESL Employers in their sales efforts. We estimate general and travel expenses for the next twelve months will be between approximately $30,000 and $35,000;

•
Initial Marketing, which will consist of the marketing efforts discussed above, including direct marketing and attendance at trade shows. We estimate initial marketing expenses for the next twelve months will be between approximately $5,000 and $12,000;

•	Research and Development costs consist of developing and testing our Site. We estimate that research and development costs for the next twelve months will be between approximately $5,000 and $13,000.

We intend to obtain business capital through the use of private equity fundraising or shareholders loans. We anticipate that, in time, the primary source of revenues for our business model will be the sale of our Product.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Results of Operations for the three and nine months ended June 30, 2008 and Period from February 22, 2007 (Date of Inception) until June 30, 2008

We generated no revenue for the period from August 31, 2007 (Date of Inception) until June 30, 2008. Our Operating Expenses during this period equaled $27,743, consisting primarily of Legal and Accounting Fees of $26,830. We recorded Operating Expenses of $6,530 for the three months ended June 30, 2008, consisting entirely of Legal and Accounting Fees, and Operating Expenses of $23,585 for the nine months ended June 30, 2008, consisting primarily of Legal and Accounting Fees of $23,330.

We recorded a net loss of $6,530 for the three months ended June 30, 2008, a net loss of $23,585 for the nine months ended June 30, 2008, and a net loss of $27,743 for the period from August 31, 2007 (Date of Inception) until June 30, 2008.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our reporting obligations as a public company.

Liquidity and Capital Resources

As of June 30, 2008, we had total current assets of $48,845. We had current liabilities of $13,588 as of June 30, 2008. Thus, we had working capital of $35,257 as of June 30, 2008.

As demonstrated above, we expect to spend between approximately $50,000 and $70,000 to implement our business plan over the coming year.  Our accounting, legal and administrative expenses for the next twelve months, included in the above estimate, are anticipated to be between $35,000 and $45,000. As of June 30, 2008, we had $48,845 in cash.

As of June 30, 2008, we have sufficient cash to operate our business at the current level for the next twelve months, but insufficient cash to achieve our business goals beyond twelve months in the absence of a significant revenue stream.  The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing or establishing a consistent revenue stream. Future revenue and any debt and/or equity financing arrangements may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that we will be able to generate sufficient revenues or that additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of June 30, 2008, there were no off balance sheet arrangements.

Going Concern

We have no established source of revenue and have incurred losses in all previous reporting periods.  These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from this uncertainty.

Our activities to date have been supported by equity financing. We continue to seek funding from our shareholders and other qualified investors to pursue our business plan.  In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Mauricio Beltran. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the reporting period, we closed a public offering whereby we raised $48,000 by issuing 960,000 shares of our common stock at a price of $0.05 per share. These shares were issued pursuant to a registration statement on Form S-1/A, SEC file number 333-148801, that was effective as of April 1, 2008. There were no underwriters or brokers used in the offering.  All shares were sold through the efforts of our officers and directors, for which they were not compensated.  Proceeds of this offering have not been used to date.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2008.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESL Teachers Inc.

Date:	August 11, 2008

By: /s/ Mauricio Beltran Mauricio Beltran Title: Chief Executive Officer and Director