Form 10-K
period 2008-09-30
ESL Teachers Inc.
filed 2008-12-29
CIK 1424030

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-52892

ESL TEACHERS INC.
(Name of small business issuer as specified in its charter)

Nevada	75-3252264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2475 Paseo del las Americas, Suite 1135, San Diego, CA 92154 (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:	(619) 955-7885
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	$0.001 par value common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  X           No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES______ NO___X____

The issuer’s revenues for the most recent fiscal year were $0.

The aggregate market value of the voting and  non-voting  common equity held by non-affiliates  could not be  computed  by  reference  to the price at which the common  equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's  most recently computed fiscal  quarter  as  there  was no  average  bid or ask  price  for  the registrant's common equity, as of the last business day of the registrant's most recent fiscal quarter.

The issuer had 2,460,000 shares of its common stock issued and outstanding as of December 29, 2008.

Documents Incorporated by Reference:                                                                                     None.
Transitional Small Business Disclosure Format:                                                                        No.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding reporting companies.

This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements, or industry results, may be materially different from those described in the forward-looking statements due to a number of risk factors. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-K. See also Item 6, “Management’s Discussion and Analysis or Plan of Operation – Safe Harbor Statement.”

PART I

Item 1.   Description of Business

Company Overview

We were incorporated as “ESL Teachers Inc.” on August 31, 2007, in the State of Nevada for the purpose of developing and selling online employment services specifically for both ESL teachers and the ESL operations seeking to hire them worldwide.

Business of Company

We are engaged in the business of developing and marketing an Internet Site (our “Product” or our “Web Site” or our “Site”) that will provide international online employment services specifically for both ESL teachers and their prospective employers. Such a Site will allow ESL teachers and the employers in search of them to network and meet each other’s needs successfully and efficiently without the ambiguity and consequential high turnover commonly associated with existing ESL online job boards. We are currently in the process of designing and developing our Site, and we are continually refining the Site through research into the successful aspects of online dating and social networking sites that we intend to emulate. We will continue to refine our Site by responding to user comments and questionnaires that users will access in the feedback section of our site. When we are satisfied that our Product will compete effectively in the ESL marketplace as an online placement and recruiting company, we will begin the promotion and marketing of our Site to ESL teachers and ESL operations.

Our offices are located at 2475 Paseo del las Americas, Suite 1135, San Diego, California 92154.

Challenges Facing ESL Teachers and Employers

The high annual turnover rate of ESL staff is a chronic problem in the industry. Companies that are in the market for ESL teachers usually seek recent university graduates that are flexible in terms of being able to relocate, often outside their home country, on short notice to fill ESL vacancies. That same degree of flexibility is often sought by ESL job applicants who do not typically make long-term commitments to their employers, and have a tendency to move frequently. While employment conditions and difficulties in adapting to local customs are common factors that add to the high turnover of staff. Another major factor is that ESL job postings are typically promoted on job boards where applicants are responsible for comparing job assignments with a limited amount of information. Additionally, many employers contribute to the transient nature of their employees by hiring ESL staff for short term contracts of less than a year.

Another issue facing those in the ESL industry is that ESL instructional facilities are loosely regulated in countries outside of the United States, the United Kingdom and Canada. Without an international regulatory body to set and maintain industry standards for accreditation, employment  contracts, and a general code of conduct, ESL employees often become disenchanted with their treatment in the workplace, salaries, living arrangements, and accreditation standards. Accreditation in particular, is a source of concern for applicants because there is no global standard on minimum requirements. This leads to unclear requirements being conveyed by employers in some countries, and miscommunication in advertising that can lead to strained relationships between ESL applicants and employers. In some circumstances the qualifying criteria is often no more than an undergraduate degree from a university or college and a willingness to relocate to another city or country.

ESL Industry and the Internet

The marketplace for ESL teachers is currently fractured between thousands of small operations offering face-to-face ESL courses and a growing number of companies delivering online ESL training. Without a single governing body, it is difficult to pin down exact numbers of students and teachers. Teachers are choosing to work in ESL positions for a variety of reasons, including the pay, the adventure of working in a foreign country, and tax advantages. According to the British Council, there were over 750 million English as a Foreign Language teachers in 2000, plus an additional 375 million English as a Second Language. Since then, a number of factors have contributed to the ESL Industry’s rapid expansion.

One major factor contributing to this expansion is the widespread use of and dependency upon the internet and the predominance of the English language in this medium. According to Internet World Stats, the number of people who are using the World Wide Web has grown from 16 million users, or 0.4% of the global population in December of 1995, to a projected 1,215 billion or 18.5% of the global population in September of 2007. Even in countries where English is not the native language, people are going online to English language sites in increasing numbers. With the vast majority of websites written in English, which is also the language of choice for email communication, more people are demanding a working knowledge of English as a second language. English has become not only the language of international commerce face-to-face, but also on the internet.

Businesses have gone global in an attempt to find more customers. The international language of the business community is English. China is where most of this business growth is taking place. One of the sectors that reflect the economic growth of China is the demand for teachers who can teach English. The Chinese government has a mandate to employ at least one English speaking teacher in every school across China. Global populations census numbers point to China as home to one-fifth or 20% of the more than 6 billion people in the world, or about 1.25 billion Chinese. China is a country where the annual population growth is estimated at 12 - 13 million people per year. Countries like China have begun to use tax incentives to attract workers, including ESL teachers with a personal tax rate of 15%, which is one-third to one-half of the personal tax rate in the United States or Canada, two of the largest suppliers of ESL teachers.

All of these factors point to a global demand for instructors to teach English as a second language. In some regions of the world this push is being supported by changes in government policy. In other parts of the world the demand for ESL teachers has grown at the grassroots level and local entrepreneurs have seized upon this need by creating businesses to cater to the increased demand.

Based on the number of postings on ESL job boards, the following countries have shown a strong demand for ESL teachers: United Kingdom, the United States, China, Canada, South Korea, Japan, Taiwan and Chile. ESL job postings appear to be grouped into several distinct categories such as: Private Schools, Public Schools, and International Schools. Along with jobs in the education sector there are numerous part-time positions in the private sector, where companies that hire foreign nationals are in need of ESL assistance.

Socialization on the Internet

We plan to model certain features of our website after applicable aspects of successful online dating and social networking sites. Online dating has become extremely popular with hundreds of websites in use around the world, while social networking websites are a more recent invention that have jumped to the top of the most visited websites list, rating highly in areas such as user acceptance, information sharing, and portability. Both facilitate matchmaking, as we intend to do through our Site as well. We plan to focus on the elements that make both of these types of websites so popular with their constituents and blend those into our own site. Some of the top ranked social networking sites that are serving as business models for our website include:

•	Facebook (www.facebook.com/) - 39 million users
•	Friendster (www.friendster.com/) - 50 million users
•	Orkut (www.orkut.com/) - 67 million users
•	My Space (www.myspace.com/) - 200 million users

As of the fall of 2008 there were more than 100 social networking websites and hundreds of millions of users. The speed with which these websites and this sector of the internet evolved indicates the acceptance of the internet as a multidimensional delivery platform. Social networking is not just a phenomenon; it has become a way of life for the global community.

Our Site

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

We are in the process of developing a website that will provide the infrastructure for applicants and ESL employers alike to share in-depth profiles in a familiar social networking format. Facebook.com has a Developer’s Platform for those who want to integrate applications into the Facebook.com infrastructure. We may choose to take advantage of that development option at some point in time. In the early stages, we plan to borrow a number of the attributes of the Facebook.com layout to create our Site. We see the Facebook.com development platform as something worth exploring during our first few years in business since it would allow access to the growing number of Facebook.com users. The Facebook.com profiles that we will be modeling allow users to share a variety of information, such as:

•	Basic personal information
•	Pictures of themselves, friends, and family
•	Mini-Feed where the owner can add 10 personal stories
•	Fun Wall - for music videos, slide shows, a sketching and other postings
•	Cross-references within the Facebook.com database to other members
•	References to Friends in Facebook.com
•	Marketplace to offer things for sale

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

•
ESL Employers Center - This section will be designed to be especially easy to navigate and use. It will have a straightforward format in order to minimize the chances of miscommunication between the employers and applicants. The content of this section will be available to all Site visitors, and will include: online registration, automated job order form, enhanced employer profiles, search functionality, cross-references to ESL applicants, work visa requirements, home stay programs, travel arrangements, video streaming options, and cultural customs and traditions. We will strongly encourage employers that register with us to provide a detailed description of the position for applicants, as well as intangibles such as the quality of the institution, the nature of the teaching opportunity, and the culture of the country and city where the teacher will be living and working. The employer may also provide a short video of themselves and the institution and share information from previous ESL teachers that may help the applicant in deciding on their employment choices.

•
Feedback section - Here we will ask for ideas and suggestions on what else visitors would like to find on our site. Registration with us will include a feedback questionnaire in their monthly newsletter emailed to them. Topics and information that we will consider including are: a career services area, understanding foreign customs, continuing education, understanding payroll deductions, extending the employment term, and editorial articles about ESL.

•
Administrative module - This will contain the back office functions necessary to conduct an e-commerce business. This includes running reports, reviewing the ESL teacher and employer registrations, ability to revoke registration privileges, newsletter distribution and other administrative functions. Access to the Administrative Module will be password protected and available only to directors of the company and future staff at the discretion of the directors.

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

Competition

We compete with a large number of ESL job boards, as well as general job boards and accreditation courses that include ESL positions in their postings. Many of these job boards have significantly greater financial, distribution, advertising, and marketing resources than we do. Listed below are several competing websites:

•
Dave’s ESL Café (www.eslcafe.com/joblist/) is one of the typical Job Boards on the internet today. On any given day there are more than 200 job postings listed one right after another in a format that makes browsing and searching difficult for users.

•
TesAll.com (www.tesall.com/jobboard/index.pl) is a job board that features ESL postings in similar fashion to Dave’s ESL Café. Information is available, but the job postings are posted in random order without codes on jobs or easy-to-use cross references to other relevant information.

•	ESL Teachers Board (www.eslteachersboard.com/) is an example of a highly ranked website using a Google search for ESL teacher job postings.
•
Footprint Recruiting Inc. (www.footprintsrecruiting.com/) is operated from Vancouver, BC, Canada. This company focuses on ESL jobs in Korea, China, Taiwan, Chile, Thailand, Japan and Vietnam. The firm does not appear to have any interest in placing teachers in positions in the United States, Canada, the UK, or Europe.

•
Protocol Education (www.protocol-education.com/) is a London-based recruiting firm that touts job opportunities in the United Kingdom and Australia. The company claims to be the United Kingdom’s largest independent specialist provider of teachers and support workers. Protocol Education does not have both employers and applicants visiting the same website. Rather, they run separate sites for employers and applicants.

•
ESL Jobs.com (www.esljobs.com/) features one of the most attractive looking layouts of the group. However, clicking on the links for designated regions such as North America, East & Western Europe, Latin America, Middle East or Asia leads to a group of links to other websites for jobs in China, the UK and few United States job postings. This company does not appear to list any job postings directly but refers website visitors to other internet locations.

•
Monster.com (www.monster.com) is the most popular general job search site on the internet. They do not, however, have as many job listings for ESL job postings as many independent sites organized specifically for ESL job postings.

•
Mark’s ESL World (www.esljob.org/) is a broader in scope than most other ESL sites, offering a Forum Center, ESL Community, ESL Directory and The Lounge, along with the usual job postings, applicant and employer sections.

•	ESL Job Project.com (www.esljobproject.com/) is a contemporary job board with ESL listings, but the layout does not make accessing those postings simple for users.
•
In ESL Jobs (www.inesljobs.com/) has an introduction in the search results that suggests that an applicant can find ESL jobs around the world. The site’s emphasis, however, is on positions in South Korea with two other countries given a dedicated link including China and Japan. Job postings in all other countries are lumped under one link from the home page of the site.

We feel that the abundance of competitors indicates a significant acceptance by the ESL community of the internet to market job opportunities and related services. The ESL marketplace is dominated by many small operations and job boards. Research into these job boards suggests that the job listings do not offer much detail for the prospective applicants about the ESL employer, the community, travel and visa requirements and related topics. Also, there are very few direct competitors that rely on placement fees to generate income.

We intend to compete primarily on the basis of the quality of our site, and by offering services and personal introductions not found on other ESL job sites. We believe that our success will depend upon our ability to remain competitive in our service areas. The failure to compete successfully in the future could result in a material deterioration of customer loyalty and our image and could have a material adverse effect on our business.

Intellectual Property

Once we determine the final layout for our Site, we intend to file a patent on its unique format. We will file for patent pending status as we design and develop a format for our Site. We will apply for patent protection and/or copyright protection in the United States, Mexico, Canada, Europe, Japan, China, South Korea, and other jurisdictions.

We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product design, proprietary manufacturing processes and technologies, product research and concepts and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

While there can be no assurance that registered trademarks and copyrights will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations of the ESL Job Posting Industry. We are subject to the laws and regulations of those jurisdictions in which we plan to provide our service, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development and promotion of our Site and sale of our services in the United States, Mexico, Canada, Japan, China, and South Korea are not subject to special regulatory and/or supervisory requirements.

Employees

We have no other employees other than our officers and directors. Mauricio Beltran is our President, CEO, and a member of the Board of Directors. Maria Guadalupe Flores N is our Secretary and a Member of the Board. Our officers and directors oversee all responsibilities in the areas of corporate administration, business development, and research. We intend to expand our current management in the future to retain skilled directors, officers, and employees with experience relevant to our business focus. We plan to hire a full-time sales support person to assist the directors as our Site nears completion and give that person 30 days of orientation and training leading up to the official launch of the website. The Site development will be outsourced to a web development contractor. This will lower expenses and eliminate the need for employees during the first year of operations, though we may hire staff earlier depending on market reception to the launch of our business.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Description of Property

We maintain our corporate office at 2475 Paseo del las Americas, Suite 1135, San Diego, California 92154.

Plan of Operation

Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Risk Factors

Risks Associated with Our Financial Condition

Because our auditor has issued a going concern opinion regarding our company, there is an increased risk associated with an investment in our company.

We have earned limited revenue since our inception, which makes it difficult to evaluate whether we will operate profitably.  Operating expenses for the year ended September 30, 2008, totaled $31,673.  We have incurred cumulative net losses of $$35,831 since August 31, 2007 to September 30, 2008. We have not attained profitable operations and are dependent upon obtaining financing or generating revenue from operations to continue operations for the next twelve months. As of September 30, 2008, we had cash in the amount of $40,604 . Our future is dependent upon our ability to obtain financing or upon future profitable operations.  We are currently seeking equity financing through this offering. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company.

Because we have a limited operating history, it is difficult to evaluate your investment in our stock.

Evaluation of our business will be difficult because we have a limited operating history.  We are in the development stage of our business and have not yet begun to offer our products. To date, revenues are not substantial enough to maintain us without additional capital injection. We face a number of risks encountered by early-stage companies, including our need to develop infrastructure to support growth and expansion; our need to obtain long-term sources of financing; our need to establish our marketing, sales and support organizations; and our need to manage expanding operations.  Our business strategy may not be successful, and we may not successfully address these risks. If we are unable to sustain profitable operations, investors may lose their entire investment in us.

Because our offering will be conducted on a best efforts basis, there can be no assurance that we can raise the money we need.

The shares are being offered by us on a "best efforts" basis without benefit of a private placement agent. However, we reserve the right to enter into agreement with one or more broker-dealers to sell the shares, with such broker-dealers receiving sales commissions of up to 10% of the price of the shares. We can provide no assurance that this Offering will be completely sold out. If less than the maximum proceeds are available, our business plans and prospects could be adversely affected.

Risks Associated with Our Business Model

Because we have not established the ESL Teachers brand name, and our products and name have little, if any, name recognition, we may be prevented from generating revenues, which will reduce the value of your investment.

Because we are a new company with new products and we have not conducted advertising, there is little or no recognition of our ESL Teachers brand name. As a result, consumers may utilize sites other than ours that have brand recognition in the market and we may be unable to generate sufficient revenues to meet our expenses or meet our business plan objectives, which will reduce the value of your investment.

Because we are dependent on third parties, should those services be interrupted or become more costly, we may experience a material adverse effect on the acceptance of our brand and on our business, financial condition, and operating results.

Because we are dependent on third parties, especially employers, applicants, and site developers, we face potential losses if any of these parties fail to perform as anticipated or agreed. Our operations and services are dependent on the protections of our equipment from fire, earthquakes, power loss, telecommunications failures and similar events. A significant portion of our equipment, including all critical “server” equipment dedicated to our Internet Web Portal site, will be located at a single facility operated by an independent third-party. Despite precautions taken by us and our third-party “server park” operator, the occurrence of a natural disaster or other unanticipated problems at our corporate offices or those of the server park operator, could cause interruptions in our services. We will be relying upon our server park operator to provide redundant or backup equipment and telecommunications facilities. Any accident, incident or system failure that causes interruptions in our operations could have a material adverse affect on our ability to provide Internet services to our customers. Extensive or multiple interruptions in providing customers with site access are a known primary reason for customer decisions to abandon the use of Internet sites/services. Accordingly, any disruption of our services due to system failures could have a material adverse affect on our business, financial condition and results of operations.

Because we rely heavily upon third-party telecommunications providers, any disruption in that telecommunication will have adverse effects on our business operations.

If telecommunications providers lose service to their customers, our customers will not be able to access our service. We will be relying on our web hosting company to provide the telecommunications links for our customers to access our web site. In the Internet marketplace it is not unusual for telecommunications providers to lose service in a market area, although these problems are usually cured within 24 hours. Any accident, incident, system failure or discontinuance of operations involving a third-party telecommunications provider that causes our members or visitors to be unable to access our site could have a material adverse affect on our ability to provide services to our customers and, in turn, on our business, financial condition, and results of operations.

If there are events or circumstances affecting the reliability and security of the Internet, access to our product and/or the ability to safeguard confidential information could be impaired causing a negative effect on the financial results of our business operations.

Despite the implementation of security measures, our web site infrastructure may be vulnerable to computer viruses, hacking or similar disruptive problems caused by members, other Internet users, other connected Internet sites, and the interconnecting telecommunications networks. Such problems caused by third-parties could lead to interruptions, delays or cessation of service to our customers. Inappropriate use of the Internet by third-parties could also potentially jeopardize the security of confidential information stored in our computer system, which may deter individuals from becoming customers. Such inappropriate use of the Internet includes attempting to gain unauthorized access to information or systems, which is commonly known as “cracking” or “hacking.” Although we intend to implement security measures, such measures have been circumvented in the past, and there can be no assurance that any measures we implement would not be circumvented in future. Dealing with problems caused by computer viruses or other inappropriate uses or security breaches may require interruptions, delays or cessation of service to our customers, which could have a material adverse affect on our business, financial condition and results of operations.

If we cannot develop or expand our site infrastructure reasonably, effectively, or in a timely manner, we may suffer a loss in business.

The future success of our business will depend to a large extent on the capacity, reliability and security of our Site infrastructure. As consumer visitation increases, we will be required to expand and adapt our Site infrastructure. Such expansion and adaptation will require substantial financial, operational and management resources. We believe that we will have the necessary funds for capital expenditures on Site software and hardware infrastructure during the next twelve months. In the event that we grow very rapidly, there can be no assurance that we will be able to keep up or expand or adapt our Site infrastructure to meet evolving consumer demand on a timely basis and at a commercially reasonable cost, or at all. If we are unable to expand and adapt our Site infrastructure to accommodate visitors to our Site, customers could stop using our service, resulting in a loss of business.

Because the industry is dependent upon general economic conditions and uncertainties, future developments could result in a material adverse effect on our business.

US trade & industry is subject to economic changes and periodical fluctuations. Prolonged declines in the economy and/or a recession could have a material adverse effect on our business. The national economy is affected by numerous factors and conditions, all of which are beyond our control, including (a) Interest rates; (b) Inflation; (c) Employment levels; (d) Changes in disposable income; (e) Financing availability; (f) Federal and state income tax policies; and (g) Consumer confidence.

In the event that we are unable to successfully compete within the online ESL employment business, we may not be able to achieve profitable operations.

We face substantial competition in the industry.  Due to our small size, it can be assumed that many of our competitors have significantly greater financial, technical, marketing and other competitive resources.  These competitors may have completed development of their sites and are presently marketing these to potential customers. Accordingly, these competitors may have already begun to establish brand-recognition with consumers. We will attempt to compete against these competitors by developing our Site with features and quality that exceed the features offered by competing companies. However, we cannot assure you that our Site will outperform competing sites or those competitors will not develop new sites that exceed what we provide. In addition, we may face competition based on price. If our competitors lower the prices on their services, then it may not be possible for us to market our services at prices that are economically viable. Increased competition could result in:

▪	Lower than projected revenues;

▪	Price reductions and lower profit margins;

▪	The inability to develop and maintain our Site with features and usability sought by potential customers.

Any one of these results could adversely affect our business, financial condition and results of operations. In addition, our competitors may develop competing sites that achieve greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. Our inability to achieve sales and revenue due to competition will have an adverse effect on our business, financial condition and results of operations.

The complexity of our Site may lead to errors, defects, and bugs, which could subject us to significant costs or damages and adversely affect market acceptance of our Site.

We have not undertaken significant testing of our Site and it may contain undetected errors, weaknesses, defects or bugs when first introduced or as new versions are released. If our Site contains defects, reliability, quality or compatibility problems that are significant to our customers, our reputation may be damaged and customers may be reluctant to continue to buy our services, which could adversely affect our ability to attract and retain customers. In addition, these defects or bugs could interrupt or delay sales of affected services, which could adversely affect our results of operations.

If defects or bugs are discovered after commencement of commercial operation of our Site, we may be required to make significant expenditures of capital and other resources to resolve the problems. This could result in significant additional development costs and the diversion of technical and other resources from our other development efforts. We could also incur significant costs to repair or replace the defective Site. These costs or damages could have a material adverse effect on our financial condition and results of operations.

If we do not effectively implement measures to sell our product, we may never achieve revenues and you will lose your entire investment.

We are currently developing, testing, and refining our Site. When we are satisfied that our Site provides the highest quality and most effective means for ESL teachers and employers to connect and establish positive working relationships, we will put our Site on the Internet for public access. We have not achieved revenues, or taken active steps to develop a sales force to attain revenues. We have no experience in providing direct sales and service, nor do we have salespeople to promote our Site. Moreover, our sales and marketing efforts may not achieve intended results and therefore may not generate the revenue we hope to achieve. As a result of our corporate strategies, we have decided to initially focus our resources on English speaking Internet users. There can be no assurance that our focus or our near term plans will be successful. If we are not able to successfully address markets for our services, we may not be able to grow our business, compete effectively or achieve profitability.

If we are unable to successfully manage growth, our operations could be adversely affected.

Our progress is expected to require the full utilization of our management, financial and other resources, which to date has occurred with limited working capital. Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial and management information systems, and to recruit, train and manage sales personnel. There can be no absolute assurance that management will be able to manage growth effectively.

If we do not properly manage the growth of our business, we may experience significant strains on our management and operations and disruptions in our business. Various risks arise when companies and industries grow quickly. If our business or industry grows too quickly, our ability to meet customer demand in a timely and efficient manner could be challenged. We may also experience development or production delays as we seek to meet increased demand for our services. Our failure to properly manage the growth that we or our industry might experience could negatively impact our ability to execute on our operating plan and, accordingly, could have an adverse impact on our business, our cash flow and results of operations, and our reputation with our current or potential customers.

Because we intend to offer our Services in countries outside the United States, we are subject to risks associated with international operations.

Although we have not launched our Site, we anticipate that many of our ESL teachers and employers will be outside the United States. Foreign operations subject us to a number of risks associated with conducting business outside of the United States, including the following:

▪	Unexpected changes in, or impositions of, legislative or regulatory requirements;

▪	Delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions;
▪	Imposition of additional taxes and penalties;

▪	The burdens of complying with a variety of foreign laws; and

▪	Other factors beyond our control, including acts of terrorism, which may impair our ability to travel or our ability to communicate with foreign locations.

In addition, the laws of certain foreign countries in which our Site may be utilized may not protect our Site or intellectual property rights to the same extent as the laws of the United States. This increases the possibility of piracy of our technology and services.

Risks Associated with Management and Control Persons

Because our management is inexperienced in operating an online ESL employment business, our business plan may fail.

Our management does not have any specific training in running an online ESL employment business. With no direct training or experience in this area, our management may not be fully aware of many of the specific requirements related to working within this industry. As a result, our management may lack certain skills that are advantageous in managing our company. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry.

Because our management has only agreed to provide their services on a part-time basis, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Mr. Mauricio Beltran, our president and director, and Ms. Maria Guadalupe Flores N, our Secretary and director, devote 10 to 15 hours per week to our business affairs. We do not have an employment agreement with Mr. Beltran or Ms. Flores N, nor do we maintain key life insurance for them. Currently, we do not have any full or part-time employees. If the demands of our business require the full business time of our management, it is possible that they may not be able to devote sufficient time to the management of our business, as and when needed. If our management is unable to devote a sufficient amount of time to manage our operations, our business will fail.

If we are unable to hire and retain key personnel, we may not be able to implement our business plan.

Due to the specified nature of our business, having certain key personnel is essential to the development and marketing of the services we plan to sell and thus to the entire business itself. Consequently, the loss of any of those individuals may have a substantial effect on our future success or failure. We may have to recruit qualified personnel with competitive compensation packages, equity participation, and other benefits that may affect the working capital available for our operations. Management may have to seek to obtain outside independent professionals to assist them in assessing the merits and risks of any business proposals as well as assisting in the development and operation of many company projects. No assurance can be given that we will be able to obtain such needed assistance on terms acceptable to us. Our failure to attract additional qualified employees or to retain the services of key personnel could have a material adverse effect on our operating results and financial condition.

Because our president and director, Mr. Mauricio Beltran, and our Secretary and director, Ms. Maria Guadalupe Flores N, own an aggregate of 100% of our outstanding common stock, investors may find that corporate decisions influenced by Mr. Beltran and Ms. Flores N are inconsistent with the best interests of other stockholders.

Mr. Mauricio Beltran is our president and director. Ms. Maria Guadalupe Flores N is our Secretary and director. Together, they own 100% of the outstanding shares of our common stock, and they will own an aggregate of 55.6% of the issued and outstanding shares of our common stock if the maximum number of shares available in this Offering is sold. Accordingly, they will have an overwhelming influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. While we have no current plans with regard to any merger, consolidation or sale of substantially all of our assets, the interests of Mr. Beltran and Ms. Flores N may still differ from the interests of the other stockholders.

Because our president and director, Mr. Mauricio Beltran, and our Secretary and director, Ms. Maria Guadalupe Flores N, own an aggregate of 100% of our outstanding common stock, the market price of our shares would most likely decline if they were to sell a substantial number of shares all at once or in large blocks.

Our president and director, Mr. Mauricio Beltran owns 750,000 shares of our common stock, which equates to 50% of our outstanding common stock, and will equate to 27.8% of the issued and outstanding shares of our common stock if the maximum number of shares available in this Offering is sold. Our Secretary and director, Ms. Maria Guadalupe Flores N owns 750,000 shares of our common stock, which equates to 50% of our outstanding common stock, and will equate to 27.8% of the issued and outstanding shares of our common stock if the maximum number of shares available in this Offering is sold. There is presently no public market for our common stock although we plan to apply for quotation of our common stock on the NASD over-the-counter bulletin board upon the effectiveness of the registration statement of which this prospectus forms a part. If our shares are publicly traded on the over-the-counter bulletin board, Mr. Beltran and Ms. Flores N will be eligible to sell their shares publicly subject to the volume limitations in Rule 144. The offer or sale of a large number of shares at any price may cause the market price to fall. Sales of substantial amounts of common stock or the perception that such transactions could occur may materially and adversely affect prevailing markets prices for our common stock.

Risks Related to Legal Uncertainty

Because we are not establishing an escrow account with an independent escrow agent to hold funds from the Offering, this money will not be insulated from creditor claims, including currently unknown contingencies.

The shares in this Offering are being offered by us on a “best efforts minimum/maximum” basis and there can be no assurance that all or any of the shares offered will be subscribed.  If less than the maximum proceeds are available to us, our development and prospects could be adversely affected.  There is a Minimum Offering of 800,000 shares ($40,000) required for this offering to close. The proceeds of this offering will be deposited in a bank account until the minimum offering required for this offering to close is subscribed, at which time all funds received as a result of this offering will be immediately available to us for our general business purposes.  We are not establishing an escrow account with an independent escrow agent to hold funds from the Offering. Because these funds will be held in an account under our corporate name, they will not be insulated from creditor claims, litigation, and other currently unknown contingencies. As a result, there is a possibility that the funds raised in this offering will be lost through creditor claims, litigation, or other unforeseen events. If this occurs, investors may lose the entirety of their investment, we may lack the funds to continue operations, and our business may fail.

If our individuals are harmed through an employment relationship brokered through our Site, we will incur substantial litigation and judgment costs, which will increase our losses and negatively affect our brand name reputation and product sales.

Because our Site is intended to establish employment relationships, we may be subject to liability for any incidents that may occur in connection with these relationships. We do not currently maintain liability insurance coverage for such claims. If we are unable to obtain such insurance, liability claims could adversely affect our brand name reputation, revenues and ultimately lead to losses. A significant lawsuit could result in the removal of our Site from the Internet. The occurrence of any claims or judgments will negatively affect our brand name image and sales, as well as lead to additional costs.

Even though we are not developing the Site ourselves, if our Site infringes on the intellectual property rights of others, we may find ourselves involved in costly litigation, which will negatively affect the financial results of our business operations.

Although we have not received notices of any alleged infringement, we cannot be certain that our Site will not infringe on issued trademarks and/or copyright rights of others. We may be subject to legal proceedings and claims from time to time in our ordinary course of business arising out of intellectual property rights of others. These legal proceedings can be very costly, and thus can negatively affect the results of our operations.

New legislation, including the Sarbanes-Oxley Act of 2002, may make it more difficult for us to retain or attract officers and directors.

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934. Upon becoming a public company, we will be required to comply with the Sarbanes-Oxley Act. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Item 2.  Description of Property

We maintain our corporate office at 2475 Paseo del las Americas, Suite 1135, San Diego, California 92154.

Item 3.  Legal Proceedings

           None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2008.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our common stock trades on the OTC Bulletin Board under the symbol ESLS. We have had no trades of our securities during the period covered in this annual report.

At December 29, 2008, there were 43 holders of record of our common stock.

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant.

As of September 30, 2008, we have not granted any stock options or authorized securities for issuance under an equity compensation plan.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

The following is a discussion of the financial condition and results of operations of ESL Teachers Inc. for the years ended September 30, 2008 and 2007. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

Safe Harbor Statement

Certain statements contained in this Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. These statements, identified by words such as "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from and worse than those described in the forward-looking statements. Such risks and uncertainties include those set forth in this section and elsewhere in this Form 10-K.

The following "Safe Harbor" Statement is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risk factors are intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our other publicly filed reports.

Overview

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

Plan of Operation

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

Results of Operations

Revenues

We had no revenues for the period from August 31, 2007 (date of inception), through September 30, 2008.

Expenses

Our expenses for the twelve month period ended September 30, 2008, were $31,673.  During the period from August 31, 2007 (date of inception), through September 30, 2008, we incurred expenses of $35,831.    These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

Net Income (Loss)

Our net loss for the twelve-month period ended September 30, 2008, was $31,673.  During the period from August 31, 2007 (date of inception), through September 30, 2008, we incurred a net loss of $35,831.  This loss consisted primarily of incorporation costs, legal and accounting fees, consulting fees, website hosting costs, and administrative expenses.  Since inception, we have sold 2,460,000 shares of common stock.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2008 reflects assets of $40,604 in the form of cash and cash equivalents.  Since inception, we have sold 2,460,000 shares of common stock with gross proceeds of $63,000.  However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

We anticipate generating losses in the near term, and therefore, may be unable to continue operations in the future.  If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.  There can be no assurance that additional capital will be available to us.  We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.

Going Concern Consideration

Our registered independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Due to this doubt about our ability to continue as a going concern, management is open to new business opportunities which may prove more profitable to the shareholders of ESL Teachers Inc.  Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately.  Further, we believe that our company may have difficulties raising capital until we locate a prospective business opportunity through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our business may fail and our stockholders may lose some or all of their investment.

Should our original business plan fail, we anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7.  Financial Statements

Our Financial Statements and the related notes are set forth commencing on F-1 attached hereto.

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of September 30, 2008 and 2007;
F-3	Statements of Operations for the Year ended September 30, 2008, Period ended September 30, 2007 and Period from August 31, 2007 (inception) to September 30, 2008;
F-4	Statement of Stockholders’ Equity as of September 30, 2008;
F-5	Statements of Cash Flows for the Year ended September 30, 2008, Period ended September 30, 2007 and Period from August 31, 2007 (inception) to September 30, 2008;
F-6	Notes to Financial Statements

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors

Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
ESL Teachers Inc.
Reno, Nevada

We have audited the accompanying balance sheets of ESL Teachers Inc. as of September 30, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ESL Teachers, Inc. as of September 30, 2008 and 2007, and the results of its operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has limited working capital, has not yet received revenue from sales of its products, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 7.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC

Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
December 22, 2008

ESL Teachers Inc.
(A Development Stage Company)
Balance Sheets
September 30, 2008 and 2007

	September 30, 2008	September 30, 2007
Asset

Cash	$40,604	$15,400

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable	$7,377	$3,500
Due to stockholder	6,058	1,058

Total Liabilities	13,435	4.558

Stockholders` Equity (Note 3)

Common stock authorized –50,000,000 common shares with a par value of $0.001
Common stock issued and outstanding –2,460,000 and 1,500,000 common shares, respectively	2,460	1,500
Additional paid in capital	60,540	13,500
Deficit accumulated during the development stage	(35,831)	(4,158)

Total Stockholders` Equity	27,169	10,842

Total Liabilities and Stockholders’ Equity	$40,604	$15,400

The accompanying notes are an integral part of these financial statements

ESL Teachers Inc.
(A Development Stage Company)
Statements of Operations
For the Year-ended September 30, 2008, Period ended September 30, 2007 and Period from August 31, 2007 (inception) to September 30, 2008

	Year Ended Sept 30, 2008	Period Ended Sept 30, 2007	Inception (August 31, 2007) to Sept 30, 2008

Revenue	$-	$-	$-

Professional fees	28,311	3,500	31,811
Office and miscellaneous	1,656	263	1,919
Incorporation costs	1,706	395	2,101

Net loss	$(31,673)	$(4,158)	$(35,831)

Weighted average shares outstanding	1,820,877	1,500,000

Loss per share	$(0.02)	(a)

The accompanying notes are an integral part of these financial statements

ESL Teachers Inc.
(A Development Stage Company)
Statement of Stockholders’ Equity
For the Period from Inception (August 31, 2007) to September 30, 2008

	Common Shares		Additional Paid-in	Deficit Accumulated During the Development
	Issued Shares	Amount	Capital	Stage	Total

Balance, August 31, 2007 (date of inception)	-	$-	$-	$-	$-

Private placement on August 31, 2007 @ $0.01 per share	1,500,000	1,500	13,500	-	15,000

Net loss	-	-	-	(4,158)	(4,158)

Balance, September 30, 2007	1,500,000	1,500	13,500	(4,158)	10,842

Private placement on May 31, 2008 @ $0.05 per share	960,000	960	47,040	-	48,000

Net loss	-	-	-	(31,673)	(31,673)

Balance, September 30, 2008	2,460,000	$2,460	$60,540	$(35,831)	$27,169

The accompanying notes are an integral part of these financial statements

ESL Teachers Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Year-ended September 30, 2008, Period ended September 30, 2007, and Period from August 31, 2007 (inception) to September 30, 2008

	Period from Year Ended Sept 30, 2008	Inception Period Ended Sept 30, 2007	(August 31, 2007) to Sept 30, 2008

Cash Flows from Operating Activities

Net loss	$(31,673)	$(4,158)	$(35,831)
Change in non-cash working capital items
Increase in accounts payable	3,877	3,500	7,377
Increase in due to stockholder	5,000	1,058	6,058

Cash provided by operating activities	(22,796)	400	(22,396)

Cash Flows from Financing Activities

Cash from sales of stock	48,000	15,000	63,000

Increase in cash	25,204	15,400	40,604
Cash, opening	15,400	-	-

Cash, closing	$40,604	$15,400	$40,604

Supplemental Cash Flow Information:

Interest Paid	$-	$-
Income Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements

ESL Teachers Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008

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

Fair Value of Financial Instruments
The Company's financial instruments consist of cash and amounts due to the Company’s stockholder.
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
September 30, 2008

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

Note 3 – Due to Stockholder

The $6,058 due to a stockholder at September 30, 2008 is unsecured, non-interest bearing and has no specific terms of repayment.

Note 4 – Capital Stock

The Company has 50,000,000 common shares authorized at a par value of $0.001 per share.  During the year ended September 30, 2008, the Company issued 960,000 common shares for total proceeds of $48,000.During the period ended September 30, 2007, the Company issued 1,500,000 common shares for total proceeds of $15,000.  At September 30, 2008, the Company has no warrants or options outstanding.

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

ESL Teachers Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008

Note 5 – Income Taxes (continued)

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

The cumulative net operating loss carry-forward is approximately $35,800 at September 30, 2008, and will expire in the year 2028.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2008	2007
Deferred tax asset attributable to:
Net operating loss carryover	$12,100	$1,413
Valuation allowance	(12,100)	(1,413)
Net deferred tax asset	$-	$-

Note 6 – Related Party Transaction

As at September 30, 2008, there is a balance owing to a stockholder of the Company in the amount of $6,058.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 7 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the notes to the financial statements, the Company has limited working capital, has no established source of revenue, and has incurred losses since inception.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

The Company’s activities to date have been supported by equity financing.  It has sustained losses in all previous reporting periods with an inception to date loss of $35,831 as of September 30, 2008.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

ESL Teachers Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008

Note 8 – Recent Accounting Pronouncements

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on the Company.

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

ESL Teachers Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008

Note 8 – Recent Accounting Pronouncements (continued)

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

The adoption of these and other new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) in effect as of September 30, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the design and operation of these disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. It should be noted, however, that because of inherent limitations, any system of internal controls, however well-designed and operated, can provide only reasonable, but not absolute, assurance that financial reporting objectives will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. Based on the results of its assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.  Other Information.

None.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) Of The Exchange Act

Executive Officer and Directors

Our Officers and Directors and their ages and positions are as follows:

Our officers and directors and their ages and positions are as follows:

Name	Age	Position
Mauricio Beltran	41	President, CEO, Treasurer, CFO, and Director

Maria Guadalupe Flores N.Secretary	35	Secretary

Mr. Mauricio Beltran is our President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting and director. Mr. Mauricio Beltran works in the Customs Department of the Secretaria de Hacienda y Credito Publico in Tijuana, Baja-California. In this position he is in charge of notifying companies and individuals regarding non-compliance with the Mexican Importer’s Registry code. This position is in the legal department of the Secretaria de Hacienda y Credito Publico, a position he has held since 2004.

Prior to that Mr. Beltran worked as a Purchasing Manager for Promociones El Floro, S.A., a show and entertainment company also in Tijuana, Baja-California. In this role he was responsible for sourcing of material, packaging, printing and promotional material; he developed and maintained the international vendor network; he was responsible for budget management and cost control practices; coordinated all day-to-day office functions; supervised and evaluated support staff in the Purchasing Department; solicited bids, quotes and negotiated terms of contracts with vendors as well as making the purchasing decisions; and trained other staff members to be able to make the same type of decisions.

From 1998 to 2003 Mr. Beltran worked as an Assistant Purchasing Manager at Belmont, S.A. de C.V. in Tijuana, Baja-California. In his role there Mr. Beltran worked with suppliers, the distribution team and the merchant team to ensure the timely delivery of merchandise. He also managed the markdown process and communicated with buyers; analyzed the advertising performance and made recommendations for future ads; and assisted in the preparation of pre-market analysis. Mr. Beltran managed the performance of purchasing clerical functions, including routine correspondence, vendor list preparations, vendor applications and updates, bid and specification preparation, compilation of surplus equipment lists, and contract and records files maintenance. He was responsible for communication from the purchasing department both orally and in writing with vendors, other employees and the public in order to maintain effective business relationships.

Ms. Maria Guadalupe Flores N is our Secretary and director. Ms. Flores N has a background in translation in business and legal environments. Currently she works as the administrator for a billboard and advertising company, Publicar, S.A. de C.V. in Tijuana, Baja-California where she has been since 2005. She is responsible for filings before government agencies of diverse documents related to the billboards of the company, translations of all documents, plus other administrative and accounting duties.  Prior to that Ms. Flores worked as the Office Manager / Administrator for Film Mexico from 2003 to 2005, a financing company for the motion picture industry serving studios in the USA and Mexico. Ms. Flores reported directly to the President where she was responsible for managing day-to-day operations, including working with clients, conducting company meetings, and other administrative functions. Ms. Flores was also responsible for filing reports with the National Registry of Foreign Investment, and handled travel arrangements, expense reports and basic bookkeeping duties.

From 2001 to 2003, Ms. Flores worked as an Administrative / Legal Assistant at the law offices of Sergio Fillad Fahme in Tijuana, Baja-California. Here she managed all administrative tasks relating to legal documents, correspondence, depositions and court filings and related administrative tasks.

 Audit Committee

We do not have an audit committee at this time.

Code of Ethics

We currently do not have a Code of Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended September 30, 2008, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were not filed on a timely basis.

Item 10. Executive Compensation

The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal year ended August 31, 2008.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compen-sation ($)	Total ($)

Mauricio Beltran	2008	0	0	0	0	0	0	0	0
Maria Guadalupe Flores N.	2008	0	0	0	0	0	0	0	0

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or others rights that have not vested ($)
Mauricio Beltran	0	0	0	-	-	0	-	0	-
Maria Guadalupe Flores N.	0	0	0	-	-	0	-	0	-

Option Grants and Exercises

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

We have not entered into employment and/or consultant agreements with our Directors and officers.

 Compensation of Directors

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business.  From time to time we may engage certain members of the board of directors to perform services on our behalf.  In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our directors have not received any compensation for the fiscal year ended September 30, 2008.

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

The table below sets forth the number and percentage of shares of our common stock owned as of November 28, 2008, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our Directors, and (iii) our officers and Directors as a group.  Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner(²)	Amount and Nature of Beneficial Ownership	Percentage of Class(¹)

Common Stock	Mauricio Beltran	750,000	30.48%
Common Stock	Maria Guadalupe Flores N.	750,000	30.48%
all officers as a Group		1,500,000	60.96%

(¹)	Based on 2,460,000 shares of our common stock outstanding.

Changes in Control

There are no existing arrangements that may result in a change in control of the Company.

Securities authorized for issuance under equity compensation plans.

The following table sets forth information regarding our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	0	-	0
Equity compensation plans not approved by security holders	0	-	0
Total	0		0

Item 12. Certain Relationships and Related Transactions.

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our Directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

As of September 30, 2008, there is a balance owing to one of our stockholders in the amount of $6,058.  This balance is unsecured, non-interest bearing and has no specific terms of repayment.

Item 13. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
5.1	Opinion of Cane Clark, LLP, with consent to use (2)
23.1	Consent of Maddox Ungar Silberstein, PLLC
24.1	Power of Attorney (see attached signature page)
1. Previously filed as an exhibit to the Registration Statement on Form SB-2 filed on January 23, 2008
2. Previously filed as an exhibit to the Registration Statement on Form S-1/A filed on February 27, 2008.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

For the year ended September 30, 2008, Maddox Ungar Silberstein PLLC billed us for $4,300 in audit fees.

Review Fees

Maddox Ungar Silberstein PLLC, billed us $4,500 for reviews of our quarterly financial statements in 2008 and are not reported under Audit Fees above.

Tax and All Other Fees

We did not pay any fees to Maddox Ungar Silberstein PLLC for tax compliance, tax advice, tax planning or other work during our fiscal year ended September 30, 2008.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by Maddox Ungar Silberstein PLLC and the estimated fees related to these services.

With respect to the audit of our financial statements as of September 30, 2008 and for the years then ended, none of the hours expended on Maddox Ungar Silberstein PLLC engagement to audit those financial statements were attributed to work by persons other than Maddox Ungar Silberstein PLLC's full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESL TEACHERS INC.

By:/s/ Mauricio Beltran
Mauricio Beltran
President, CEO, Treasurer, CFO, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date
/s/ Mauricio Beltran Mauricio Beltran	President, CEO, Treasurer, CFO and Director	December 29, 2008