Form 10-Q
period 2008-12-31
ESL Teachers Inc.
filed 2009-02-11
CIK 1424030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,460,000 common shares as of February 10, 2008

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of December 31, 2008 (unaudited) and September 30, 2008 (audited);

F-2	Statements of Operations for the three months ended December 31, 2008 and 2007 and period from August 31, 2007 (Inception) to December 31, 2008 (unaudited);

F-3	Statements of Stockholders’ Equity for period from August 31, 2007 (Inception) to December 31, 2008 (unaudited);

F-4	Statements of Cash Flows for the nine months ended December 31, 2008 and 2007 and period from August 31, 2007 (Inception) to December 31, 2008 (unaudited);

F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

ESL Teachers Inc.
 (A Development Stage Company)
BALANCE SHEETS

	December 31, 2008 (unaudited)	September 30, 2008 (audited)

ASSETS

Current assets
Cash and bank accounts	$23,092	$40,604
Prepaid expenses	7,945	-

Total current assets	31,037	40,604

Total assets	$31,037	$40,604

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,800	$7,377
Due to stockholder	6,058	6,058

Total liabilities	7,858	13,435

Stockholders’ equity
Common stock authorized -
50,000,000 common shares with a par value of $0.001
Common stock issued and outstanding
2,460,000 common shares (Note 4)	2,460	2,460
Additional paid-in capital	60,540	60,540
Deficit accumulated during the development stage	(39,821)	(35,831)

Total stockholders’ equity	23,179	27,169

Total liabilities and stockholders' equity	$31,037	$40,604

The accompanying notes are an integral part of these financial statements.

ESL Teachers Inc.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Cumulative Amounts From Date of Inception on August 31, 2007 to December 31, 2008

REVENUE	$-	$-	$-

OPERATING EXPENSES
General & administrative	135	-	2,054
Incorporation costs	-	-	2,101
Transfer agent	2,055	-	2,055
Legal and accounting	1,800	15,800	33,611

Loss before income taxes	(3,990)	(15,800)	(39,821)

Provision for income taxes	-	-	-

Net loss	$(3,990)	$(15,800)	$(39,821)

Basic and diluted loss per Common share (1)	(1)	(1)

Weighted average number of common shares outstanding (Note 4)	2,460,000	1,500,000
                                                             (1) less than $0.01

The accompanying notes are an integral part of these financial statements.

ESL Teachers Inc.
 (A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)

	Common Stock		Additional Paid in	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Inception, August 31, 2007	-	$-	$-	$-	$-

Initial capitalization Sale of common stock	1,500,000	1,500	13,500	-	15,000

Net loss for the year	-	-	-	(4,158)	(4,158)

Balance September 30, 2007	1,500,000	1,500	13,500	(4,158)	10,842

Private placement on May 31, 2008 at $0.05 per share	960,000	960	47,040	-	48,000

Net loss for the period	-	-	-	(31,673)	(31,673)

September 30, 2008	2,460,000	2,460	60,540	(35,831)	27,169

Net loss for the period	-	-	-	(3,990)	(3,990)

December 31, 2008	2,460,000	$2,460	$60,540	$(39,821)	$23,179

The accompanying notes are an integral part of these financial statements.

ESL Teachers Inc.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Cumulative Amounts From Date of Inception on August 31, 2007 to December 31, 2008

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(3,990)	$(15,800)	$(39,821)

(Increase) Decrease in prepaid expenses	(7,945)	-	(7,945)
Increase (Decrease) in accounts payable and accrued liabilities	(5,577)	-	1,800
Increase (Decrease) in due to stockholder	-	5,000	6,058

Net cash used in operating activities	(17,512)	(10,800)	(39,908)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	63,000

Net cash provided by financing activities	-	-	63,000

CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	-

Change in cash during the period	(17,512)	(10,800)	23,092

Cash, beginning of the period	40,604	15,400	-

Cash, end of the period	$23,092	$4,600	$23,092

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

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

Note 2 – Significant Accounting Policies

Accounting Basis

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K as of and for the period ended September 30, 2008.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts payable, and amounts due to Company stockholder.  The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.  It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

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

Note 3 – Due to Stockholder

The $6,058 due to a stockholder at December 31, 2008 is unsecured, non-interest bearing and has no specific terms of repayment.  See Note 6.

Note 4 – Capital Stock

The company has 50,000,000 common shares authorized at a par value of $0.001 per share.

On August 31, 2007, the company issued 1,500,000 common shares to founders for total proceeds of $15,000.

On May 31, 2008, the company completed a private placement whereby it issued 960,000 common shares at $0.05 per share for total proceeds of $48,000.

As at December 31, 2008, the company has no warrants or options outstanding.

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

The cumulative net operating loss carry-forward is approximately $39,821 at June 30, 2008, and will expire beginning in the year 2027.

The cumulative tax effect at the expected rate of 22% of significant items comprising our net deferred tax amount is as follows:
2008
Deferred tax asset attributable to:
Net operating loss carryover	$8,760
Valuation allowance	(8,760)
Net deferred tax asset	$-

Note 6 – Related Party Transactions

As at December 31, 2008, there is a balance owing to a stockholder of the Company in the amount of $6,058.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 7 – Going Concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in the notes to the financial statements, the Company has no established source of revenue.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

ESL Teachers Inc.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 7 – Going Concern (continued)

The Company’s activities to date have been supported by equity financing.  It has sustained losses in all previous reporting periods with an inception to date loss of $39,821 as of December 31, 2008.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

We are in the process of developing a website that will provide the infrastructure for applicants and ESL employers alike to share in-depth profiles in a familiar social networking format.  Facebook.com has a Developer’s Platform for those who want to integrate applications into the Facebook.com infrastructure. We may choose to take advantage of that development option at some point in time. In the early stages, we plan to borrow a number of the attributes of the Facebook.com layout to create our Site. We see the Facebook.com development platform as something worth exploring during our first few years in business since it would allow access to the growing number of Facebook.com users.  The Facebook.com profiles that we will be modelling allow users to share a variety of information, such as:

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

Results of Operations for the three months ended December 31, 2008 and Period from August 31, 2007 (Date of Inception) until December 31, 2008

We generated no revenue for the period from August 31, 2007 (Date of Inception) until December 31, 2008. Our Operating Expenses during this period equaled $39,821, consisting primarily of Legal and Accounting Fees of $33,611. We recorded Operating Expenses of $3,990 for the three months ended December 31, 2008, consisting entirely of Legal and Accounting Fees, Transfer Agent Fees and General and Administrative of $3,990.

We recorded a net loss of $3,990 for the three months ended December 31, 2008 and a net loss of $39,821 for the period from August 31, 2007 (Date of Inception) until December 31, 2008.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our reporting obligations as a public company.

Liquidity and Capital Resources

As of December 31, 2008, we had total current assets of $31,037. We had current liabilities of $7,858 as of December 31, 2008. Thus, we had working capital of $23,179 as of December 31, 2008.

As demonstrated above, we expect to spend between approximately $50,000 and $70,000 to implement our business plan over the coming year.  Our accounting, legal and administrative expenses for the next twelve months, included in the above estimate, are anticipated to be between $35,000 and $45,000. As of December 31, 2008, we had $23,092 in cash.

As of December 31, 2008, we have sufficient cash to operate our business at the current level for the next twelve months, but insufficient cash to achieve our business goals beyond twelve months in the absence of a significant revenue stream.  The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing or establishing a consistent revenue stream. Future revenue and any debt and/or equity financing arrangements may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that we will be able to generate sufficient revenues or that additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of December 31, 2008, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Mauricio Beltran. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2008.

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

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2008.

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

ESL Teachers Inc.

Date:	February 11, 2009

By: /s/Mauricio Beltran Mauricio Beltran Title: Chief Executive Officer and Director