Form 10-Q
period 2009-03-31
ESL Teachers Inc.
filed 2009-05-11
CIK 1424030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,460,000 common shares as of May 10, 2009

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2009 (unaudited) and September 30, 2008 (audited);

F-2	Statements of Operations for the three and six months ended March 31, 2009 and 2008 and period from August 31, 2007 (Inception) to March 31, 2009 (unaudited);

F-3	Statement of Stockholders’ Equity for period from August 31, 2007 (Inception) to March 31, 2009 (unaudited);

F-4	Statements of Cash Flows for the six months ended March 31, 2009 and 2008 and period from August 31, 2007 (Inception) to March 31, 2009 (unaudited);

F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

ESL Teachers Inc.
 (A Development Stage Company)
BALANCE SHEETS

	March 31, 2009 (unaudited)	September 30, 2008 (audited)

ASSETS

Current assets
Cash and bank accounts	$19,789	$40,604
Prepaid expenses	5,446	-

Total current assets	25,235	40,604

Total assets	$25,235	$40,604

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,300	$7,377
Due to stockholder	6,058	6,058

Total liabilities	7,358	13,435

Stockholders’ equity
Common stock authorized -
50,000,000 common shares with a par value of $0.001
Common stock issued and outstanding
2,460,000 common shares (Note 4)	2,460	2,460
Additional paid-in capital	60,540	60,540
Deficit accumulated during the development stage	(45,123)	(35,831)

Total stockholders’ equity	17,877	27,169

Total liabilities and stockholders' equity	$25,235	$40,604

The accompanying notes are an integral part of these financial statements.

ESL Teachers Inc.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008	Cumulative From Date of Inception on August 31, 2007 to March 31, 2009

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General & administrative	-	-	135	255	2,054
Incorporation costs	-	-	-	-	2,101
Transfer agent	3,100	-	5,155	-	5,155
Legal and accounting	2,202	15,800	4,002	16,800	35,813

Loss before income taxes	(5,302)	(15,800)	(9,292)	(17,055)	(45,123)

Provision for income taxes	-	-	-	-	-

Net loss	$(5,302)	$(15,800)	$(9,292)	$(17,055)	$(45,123)

Basic and diluted loss per Common share (1)	(1)	(1)	(1)	(1)

Weighted average number of common shares outstanding (Note 4)	2,460,000	1,500,000	2,460,000	1,500,000
                                                             (1) less than $0.01

The accompanying notes are an integral part of these financial statements.

ESL Teachers Inc.
 (A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)

	Common Stock		Additional Paid in	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Inception, August 31, 2007	-	$-	$-	$-	$-

Initial capitalization Sale of common stock	1,500,000	1,500	13,500	-	15,000
Net loss for the year	-	-	-	(4,158)	(4,158)

Balance September 30, 2007	1,500,000	1,500	13,500	(4,158)	10,842

Private placement on May 31, 2008 at $0.05 per share	960,000	960	47,040	-	48,000
Net loss for the period	-	-	-	(31,673)	(31,673)

September 30, 2008	2,460,000	2,460	60,540	(35,831)	27,169

Net loss for the period	-	-	-	(9,292)	(9,292)

March 31, 2009	2,460,000	$2,460	$60,540	$(45,123)	$17,877

The accompanying notes are an integral part of these financial statements.

ESL Teachers Inc.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008	Cumulative Amounts From Date of Inception on August 31, 2007 to March 31, 2009

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(9,292)	$(17,055)	$(45,123)

(Increase) Decrease in prepaid expenses	(5,446)	-	(5,446)
Increase (Decrease) in accounts payable and accrued liabilities	(6,077)	(2,500)	1,300
Increase (Decrease) in due to stockholder	-	5,000	6,058

Net cash used in operating activities	(20,815)	(14,555)	(43,211)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	63,000

Net cash provided by financing activities	-	-	63,000

CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	-

Change in cash during the period	(20,815)	(14,555)	19,789

Cash, beginning of the period	40,604	15,400	-

Cash, end of the period	$19,789	$845	$19,789

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

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

Note 3 – Due to Stockholder

The $6,058 due to a stockholder at March 31, 2009 is unsecured, non-interest bearing and has no specific terms of repayment.  See Note 6.

Note 4 – Capital Stock

The company has 50,000,000 common shares authorized at a par value of $0.001 per share.

On August 31, 2007, the company issued 1,500,000 common shares to founders for total proceeds of $15,000.

On May 31, 2008, the company completed a private placement whereby it issued 960,000 common shares at $0.05 per share for total proceeds of $48,000.

As at March 31, 2009, the company has no warrants or options outstanding.

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

The cumulative net operating loss carry-forward is approximately $45,123 at March 31, 2009, and will expire beginning in the year 2028.

The cumulative tax effect at the expected rate of 22% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$9,927
Valuation allowance	(9,927)
Net deferred tax asset	$-

Note 6 – Related Party Transactions

As at March 31, 2009, there is a balance owing to a stockholder of the Company in the amount of $6,058.

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

ESL Teachers Inc.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 7 – Going Concern (continued)

The Company’s activities to date have been supported by equity financing.  It has sustained losses in all previous reporting periods with an inception to date loss of $45,123 as of March 31, 2009.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

Results of Operations for the three and six months ended March 31, 2009 and Period from August 31, 2007 (Date of Inception) until March 31, 2009

We generated no revenue for the period from August 31, 2007 (Date of Inception) until March 31, 2009. Our Operating Expenses during this period equaled $45,123, consisting primarily of Legal and Accounting Fees of $35,813. We recorded Operating Expenses of $5,302 and $9,292 for the three and six months ended March 31, 2009, consisting entirely of Legal and Accounting Fees, Transfer Agent Fees, Incorporation Costs and General and Administrative.

We recorded a net loss of $5,302 and $9,292 for the three and six months ended March 31, 2009 and a net loss of $45,123 for the period from August 31, 2007 (Date of Inception) until March 31, 2009.

Our operating expenses and net losses incurred for the three and six months ended March 31, 2008 were $15,800 and $17,055, respectively.  Expenses were higher in 2008 versus 2009 mainly due to the legal and accounting costs we incurred in preparing our initial registration statement.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our reporting obligations as a public company.

Liquidity and Capital Resources

As of March 31, 2009, we had total current assets of $25,235. We had current liabilities of $7,358 as of March 31, 2009. Thus, we had working capital of $17,877 as of March 31, 2009.

As demonstrated above, we expect to spend between approximately $50,000 and $70,000 to implement our business plan over the coming year.  Our accounting, legal and administrative expenses for the next twelve months, included in the above estimate, are anticipated to be between $35,000 and $45,000. As of March 31, 2009, we had $19,789 in cash.

As of March 31, 2009, we have sufficient cash to operate our business at the current level for the next twelve months, but insufficient cash to achieve our business goals beyond twelve months in the absence of a significant revenue stream.  The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing or establishing a consistent revenue stream. Future revenue and any debt and/or equity financing arrangements may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that we will be able to generate sufficient revenues or that additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of March 31, 2009, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Mauricio Beltran. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009.

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

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2009.

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

ESL Teachers Inc.

Date:	May 11, 2009

By: /s/Mauricio Beltran Mauricio Beltran Title: Chief Executive Officer and Director