Form 10-Q
period 2009-06-30
ESL Teachers Inc.
filed 2009-08-07
CIK 1424030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 2009

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
    Act of 1934

               For the transition period __________ to __________

                       Commission File Number: 333-148801


                                ESL Teachers Inc.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                                75-3252264
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

          2475 Paseo del las Americas, Suite 1135, San Diego, CA 92154
                    (Address of principal executive offices)

                                  619-955-7885
                           (Issuer's telephone number)


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

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,460,000 common shares as of July 31, 2009

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements                                                 3

Item 2:  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          13

Item 3:  Quantitative and Qualitative Disclosures About Market Risk          21

Item 4T: Controls and Procedures                                             21

                                     PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                   22

Item 1A: Risk Factors                                                        22

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds         22

Item 3:  Defaults Upon Senior Securities                                     22

Item 4:  Submission of Matters to a Vote of Security Holders                 22

Item 5:  Other Information                                                   23

Item 6:  Exhibits                                                            23

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

Balance Sheets as of June 30, 2009 (unaudited) and September 30, 2008 (audited);

Statements of Operations for the three and nine months ended June 30, 2009 and 2008 and period from August 31, 2007 (Inception) to June 30, 2009 (unaudited);

Statement of Stockholders' Equity for period from August 31, 2007 (Inception) to June 30, 2009 (unaudited);

Statements of Cash Flows for the nine months ended June 30, 2009 and 2008 and period from August 31, 2007 (Inception) to June 30, 2009 (unaudited);

Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

                                ESL TEACHERS INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                June 30,         September 30,
                                                                  2009               2008
                                                                --------           --------
                                                               (unaudited)         (audited)
ASSETS

Current assets
  Cash and bank accounts                                        $ 18,489           $ 40,604
  Prepaid expenses                                                 2,946                 --
                                                                --------           --------

      Total current assets                                        21,435             40,604
                                                                --------           --------

Total assets                                                    $ 21,435           $ 40,604
                                                                ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities                      $  2,050           $  7,377
  Due to stockholder                                               6,058              6,058
                                                                --------           --------

      Total liabilities                                            8,108             13,435
                                                                --------           --------
Stockholders' equity
  Common stock authorized -
   50,000,000 common shares with a par value of $0.001
  Common stock issued and outstanding
   2,460,000 common shares  (Note 4)                               2,460              2,460
  Additional paid-in capital                                      60,540             60,540
  Deficit accumulated during the development stage               (49,673)           (35,831)
                                                                --------           --------

      Total stockholders' equity                                  13,327             27,169
                                                                --------           --------

Total liabilities and stockholders' equity                      $ 21,435           $ 40,604
                                                                ========           ========


   The accompanying notes are an integral part of these financial statements.

                                ESL TEACHERS INC.
                          (A Development Stage Company)

                      STATEMENTS OF OPERATIONS (unaudited)

                                                                                                   Cumulative
                                                                                                  From Date of
                             Three Months     Three Months      Nine Months      Nine Months      Inception on
                                Ended            Ended            Ended            Ended       August 31, 2007 to
                               June 30,         June 30,         June 30,         June 30,          June 30,
                                 2009             2008             2009             2008              2009
                              ----------       ----------       ----------       ----------        ----------
REVENUE                       $       --       $       --       $       --       $       --        $       --
                              ----------       ----------       ----------       ----------        ----------
OPERATING EXPENSES
  General & administrative           750               --              885              255             2,804
  Incorporation costs                 --               --               --               --             2,101
  Transfer agent                   2,800               --            7,955               --             7,955
  Legal and accounting             1,000            6,530            5,002           23,330            36,813
                              ----------       ----------       ----------       ----------        ----------

Loss before income taxes          (4,550)          (6,530)         (13,842)         (23,585)          (49,673)

Provision for income taxes            --               --               --               --                --
                              ----------       ----------       ----------       ----------        ----------

Net loss                      $   (4,550)      $   (6,530)      $  (13,842)      $  (23,585)       $  (49,673)
                              ==========       ==========       ==========       ==========        ==========

Basic and diluted loss per
 Common share (1)                     (1)              (1)              (1)              (1)
                              ==========       ==========       ==========       ==========
Weighted average number
 of common shares
 outstanding (Note 4)          2,460,000        1,500,000        2,460,000        1,500,000
                              ==========       ==========       ==========       ==========

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                                ESL TEACHERS INC.
                          (A Development Stage Company)

                  STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)

                                                                                Deficit
                                                                              Accumulated
                                           Common Stock        Additional     During the        Total
                                        ------------------       Paid in      Development    Stockholders'
                                        Shares      Amount       Capital         Stage          Equity
                                        ------      ------       -------         -----          ------
Inception, August 31, 2007                   --     $   --       $    --       $     --        $     --

Initial capitalization
 Sale of common stock                 1,500,000      1,500        13,500             --          15,000
Net loss for the year                        --         --            --         (4,158)         (4,158)
                                      ---------     ------       -------       --------        --------
Balance September 30, 2007            1,500,000      1,500        13,500         (4,158)         10,842

Private placement on May 31,
 2008 at $0.05 per share                960,000        960        47,040             --          48,000
Net loss for the period                      --         --            --        (31,673)        (31,673)
                                      ---------     ------       -------       --------        --------
September 30, 2008                    2,460,000      2,460        60,540        (35,831)         27,169

Net loss for the period                      --         --            --        (13,842)        (13,842)
                                      ---------     ------       -------       --------        --------

June 30, 2009                         2,460,000     $2,460       $60,540       $(49,673)       $ 13,327
                                      =========     ======       =======       ========        ========


   The accompanying notes are an integral part of these financial statements.

                                ESL TEACHERS INC.
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS (unaudited)

                                                                                                  Cumulative
                                                                                                   Amounts
                                                                                                 From Date of
                                                            Nine Months        Nine Months       Inception on
                                                              Ended              Ended        August 31, 2007 to
                                                             June 30,           June 30,           June 30,
                                                               2009               2008               2009
                                                             --------           --------           --------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                                    $(13,842)          $(23,585)          $(49,673)
  (Increase) Decrease in prepaid expenses                      (2,946)                --             (2,946)
  Increase (Decrease) in accounts payable and
   accrued liabilities                                         (5,327)             4,030              2,050
  Increase (Decrease) in due to stockholder                        --              5,000              6,058
                                                             --------           --------           --------

Net cash used in operating activities                         (22,115)           (14,555)           (44,511)
                                                             --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                           --             48,000             63,000
                                                             --------           --------           --------

Net cash provided by financing activities                          --             48,000             63,000
                                                             --------           --------           --------

CASH FLOWS USED IN INVESTING ACTIVITIES                            --                 --                 --
                                                             --------           --------           --------

Change in cash during the period                              (22,115)            33,445             18,489

Cash, beginning of the period                                  40,604             15,400                 --
                                                             --------           --------           --------

Cash, end of the period                                      $ 18,489           $ 48,845           $ 18,489
                                                             ========           ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $     --           $     --           $     --
                                                             ========           ========           ========
  Cash paid for interest                                     $     --           $     --           $     --
                                                             ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

                                ESL TEACHERS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS

ESL Teachers Inc. (the "Company"), incorporated in the state of Nevada on August 31, 2007, and is developing business activities in teacher recruiting.

The company has not yet commenced significant business operations and in accordance with SFAS#7 is considered to be in the development stage.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-K as of and for the period ended September 30, 2008. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

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

NOTE 3 - DUE TO STOCKHOLDER

The $6,058 due to a stockholder at June 30, 2009 and 2008 is unsecured, non-interest bearing and has no specific terms of repayment. See Note 6.

NOTE 4 - CAPITAL STOCK

The company has 50,000,000 common shares authorized at a par value of $0.001 per share.

On August 31, 2007, the company issued 1,500,000 common shares to founders for total proceeds of $15,000.

On May 31, 2008, the company completed a private placement whereby it issued 960,000 common shares at $0.05 per share for total proceeds of $48,000.

As at June 30, 2009, the company has no warrants or options outstanding.

                                ESL TEACHERS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - INCOME TAXES

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded.

The cumulative net operating loss carry-forward is approximately $49,673 at June 30, 2009, and will expire beginning in the year 2028.

The cumulative tax effect at the expected rate of 22% of significant items comprising our net deferred tax amount is as follows:

                                                         2009
                                                       --------
        Deferred tax asset attributable to:
          Net operating loss carryover                 $ 10,928
          Valuation allowance                           (10,928)
                                                       --------
              Net deferred tax asset                   $     --
                                                       ========

NOTE 6 - RELATED PARTY TRANSACTIONS

As at June 30, 2009, there is a balance owing to a stockholder of the Company in the amount of $6,058.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue. This raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

                                ESL TEACHERS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - GOING CONCERN (CONTINUED)

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $49,673 as of June 30, 2009. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

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

STATEMENT NO. 151- INVENTORY COSTS-AN AMENDMENT OF ARB NO. 43, CHAPTER 4 (ISSUED 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, INVENTORY PRICING, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period  charges...." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

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


NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

STATEMENT NO. 154 - ACCOUNTING CHANGES AND ERROR CORRECTIONS (A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3)

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

The adoption of these and other more recent new Statements is not expected to have a material effect on the Company's current financial position, results or operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believes," "project," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will," "would," "will be," "will continue," "will likely result," and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

OVERVIEW

We were incorporated as "ESL Teachers Inc." on August 31, 2007, in the State of Nevada for the purpose of developing and marketing an Internet Site (our "Product" or our "Web Site" or our "Site") that will provide international online employment services specifically for both English as second language ("ESL") teachers and their prospective employers. Such a Site will allow ESL teachers and the employers in search of them to network and meet each other's needs successfully and efficiently without the ambiguity and consequential high turnover commonly associated with existing ESL online job boards. We are currently in the process of designing and developing our Site, and we are continually refining the Site through research into the successful aspects of online dating and social networking sites that we intend to emulate. We will continue to refine our Site by responding to user comments and questionnaires that users will access in the feedback section of our site. When we are satisfied that our Product will compete effectively in the ESL marketplace as an online placement and recruiting company, we will begin the promotion and marketing of our Site to ESL teachers and ESL operations.

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

We are in the process of developing a website that will provide the infrastructure for applicants and ESL employers alike to share in-depth profiles in a familiar social networking format. Facebook.com has a Developer's Platform for those who want to integrate applications into the Facebook.com infrastructure. We may choose to take advantage of that development option at some point in time. In the early stages, we plan to borrow a number of the attributes of the Facebook.com layout to create our Site. We see the Facebook.com development platform as something worth exploring during our first few years in business since it would allow access to the growing number of Facebook.com users. The Facebook.com profiles that we will be modelling allow users to share a variety of information, such as:

     *    Basic personal information
     *    Pictures of themselves, friends, and family
     *    Mini-Feed where the owner can add 10 personal stories
     * Fun Wall - for music videos, slide shows, a sketching and other postings
     *    Cross-references within the Facebook.com database to other members
     *    References to Friends in Facebook.com
     *    Marketplace to offer things for sale

We plan to develop an online resource that blends together the functionality of job searching with relocation and international travel. ESL teachers are highly mobile and flexible in their working arrangements. They count on the internet for access to information, and our website will be a reliable source of such valuable information.

We are in the process of refining the format for our Product, which will be integral to its success. Our Site will include several sections. A click through icon on the home page of the website will allow visitors to drill down for more information. Information will be organized by topic and allow ESL applicants to quickly find what they are seeking. Every web page will feature a "Contact Us" link as well as links back to the home page of the Site for efficient navigation. Google advertising will bring traffic to our website where the first step is to encourage people to register with us. For those who do register and find work elsewhere we will provide an "Opt-In" function that will allow us to keep in touch by periodic email newsletters. Our Site will include the following pages:

     * ESL TEACHERS CENTER - This section will offer a variety of information including: automated online registration, employment applications, an online ESL skills test, an ESL accreditation questionnaire, international accreditation links, a question and answer section about relocation, international postings by country, work visa application forms, a video message (1-3 minutes long), travel medical insurance, and discount airfares.

     * ESL EMPLOYERS CENTER - This section will be designed to be especially easy to navigate and use. It will have a straightforward format in order to minimize the chances of miscommunication between the employers and applicants. The content of this section will be available to all Site visitors, and will include: online registration, automated job order form, enhanced employer profiles, search functionality, cross-references to ESL applicants, work visa requirements, home stay programs, travel arrangements, video streaming options, and cultural customs and traditions. We will strongly encourage employers that register with us to provide a detailed description of the position for applicants, as well as intangibles such as the quality of the institution, the nature of the teaching opportunity, and the culture of the country and city where the teacher will be living and working. The employer may also provide a short video of themselves and the institution and share information from previous ESL teachers that may help the applicant in deciding on their employment choices.

     * FEEDBACK SECTION - Here we will ask for ideas and suggestions on what else visitors would like to find on our site. Registration with us will include a feedback questionnaire in their monthly newsletter emailed to them. Topics and information that we will consider including are: a career services area, understanding foreign customs, continuing education, understanding payroll deductions, extending the employment term, and editorial articles about ESL.

     * ADMINISTRATIVE MODULE - This will contain the back office functions necessary to conduct an e-commerce business. This includes running reports, reviewing the ESL teacher and employer registrations, ability to revoke registration privileges, newsletter distribution and other administrative functions. Access to the Administrative Module will be password protected and available only to directors of the company and future staff at the discretion of the directors.

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

SALES AND DISTRIBUTION STRATEGY

Our goal is for our online ESL employment services website to become a leading website in the ESL Industry. In order to achieve our goal, we intend to increase awareness of our Product with potential customers, who we anticipate will be ESL teachers and the ESL operations that employ these teachers. We intend to do this by engaging in the following:

     * We will use the Google Adwords program (adwords.google.com/select/ Login) as the center of our marketing strategy for the first three years. Google has a strong brand name around the world and is the number one ranked website for online searches by internet users. This fits the demographic of our ESL candidates who travel and use the internet to find information. The Google Adwords program allows us the flexibility to develop our own advertisements, control the frequency of the ads as well as the start and end date for each ad, and accurately track the click through activity from the online ads to our website. This combination of features gives us the ability to control our costs and make adjustments swiftly if needed. The Google Adwords program is built around the use of keywords. When someone uses one of our designated keywords, such as "ESL," our ad will appear on the search page results giving us visibility in the ESL marketplace for both applicants and employers.

     * Our online marketing efforts will involve Search Engine Optimization, a process by which an online company can improve the volume and quality of the traffic to their website by using keywords. The index page will include the use of strategic meta-tags to help flag a web page for search engines inquiries. During the first six months of operation, we will probe the use of various search phrases and keywords that ESL applicants use when job hunting. Management will generate a summary report of this survey and share this data with our contract website designer.

     * We plan to focus our sales efforts around our website by promoting its use to ESL applicants and employers alike. The unique features we are borrowing from social networking and online dating websites will encourage web visitors to register with us and become a part of our online community. Our approach will be to not only attract but to retain ESL applicants for long term relationships with us. Sales calls will begin discussions with employers about short term and long term needs for qualified ESL teachers.

     * From our office in San Diego, California, we plan to begin promoting our services in Mexico and Southern California and gradually expand across the United States into Canada, Europe and the Far East. During the early phase of our sales efforts we will monitor the response from employers in various countries to determine where we should focus our efforts. As immigration rates in the United States continue to rise along with the demand for foreign workers, both skilled and unskilled, the demand or ESL teachers in the United States is expected to grow in the coming years. Countries like China that offer substantial personal tax incentives for ESL teachers may be a prominent market for us. Our approach is to take an aggressive pricing position in the marketplace that traditionally has charged placement fees ranging from 25% to 30% or more of the first year starting salary.

     * We plan to write and publish information-style articles on ESL opportunities, overseas job searching and related topics. The directors of the company plan to submit at least one article per quarter to national and international media for publication.

     * We will examine advertising opportunities within trade journals and international periodicals available in both hard copy and online formats. All media contact through press releases or advertising material will contain the website address, email and telephone number.

     * Our home page will feature links to strategic partnerships that we develop over time. Hyperlinks from one web page to the next will help to raise the search engine visibility for prospective web visitors.

     * During the first year we will investigate the effectiveness of email marketing campaigns. We plan to approach vendors that specialize in email marketing to assist in designing an email brochure, our newsletter, and to acquire email marketing lists. We will conduct several test email marketing campaigns and measure the results. The long term benefit to this marketing tactic depends on the quality of the email lists available. With that in mind, we plan to offer an opt-in feature throughout our website to encourage web visitors to submit their own email addresses. These new contacts will receive our online newsletter and have the choice of continuing to remain on our email broadcast network.

     * We plan to develop a series of free online workshops that discuss trends in ESL job opportunities. We plan to initially promote these as quarterly workshops and gauge the response from attendees. The online workshops will be delivered in PowerPoint format using an online web conference provider. Topics will include emerging trends, hot job markets, 10 things to know when relocating to another country, and related material.

     * According to our research there is a continuing demand for education services, so we plan to explore the possibilities of aligning ourselves with several companies that offer these kinds of services in exchange for visibility on each others' websites. Our visitors may need or want to upgrade their ESL credentials and their customers will be looking for jobs once their training has been completed. We view these types of discussions as an integral part of becoming involved in the international ESL community.

     * To increase the number of return customers and visitors to our site, we will provide a constant turnover of current and interesting content about what's happening in the ESL job market including featured employers, countries, and ESL teachers.

     * We will conduct monthly follow-ups with each newly placed applicant and their employer in order to improve the quality of our service and increase repeat applicants and employers.

     * By the second year we will examine the potential of attracting paid sponsors to our website. Sponsorship opportunities may arise as we develop relationships with companies such as ESL training firms that do not compete directly with us. By year three we hope to see a modest amount of sponsorships develop that will bring a new revenue stream into the business.

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

EXPENSES

We estimate the costs to implement our business strategy over the following twelve months to be:

     * General, Travel, and Related expenses. We anticipate that this expense category will be used to cover our anticipated general and administrative expenses, including hiring sales and marketing personnel, technology specialists, mid-level management, project manager, and administrative personnel, office space and related overhead, insurance, marketing and sales expenses, legal and accounting fees, printing costs, blue sky fees, transfer agent fees and all other general expenses. Travel expenses will consist primarily of our executive officers and directors visiting ESL Training facilities and ESL Employers in their sales efforts. We estimate general and travel expenses for the next twelve months will be between approximately $30,000 and $35,000;

     * Initial Marketing, which will consist of the marketing efforts discussed above, including direct marketing and attendance at trade shows. We estimate initial marketing expenses for the next twelve months will be between approximately $5,000 and $12,000;

     * Research and Development costs consist of developing and testing our Site. We estimate that research and development costs for the next twelve months will be between approximately $5,000 and $13,000.

We intend to obtain business capital through the use of private equity fundraising or shareholders loans. We anticipate that, in time, the primary source of revenues for our business model will be the sale of our Product.

SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment for the next twelve months.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND PERIOD FROM AUGUST 31, 2007 (DATE OF INCEPTION) UNTIL JUNE 30, 2009

We generated no revenue for the period from August 31, 2007 (Date of Inception) until June 30, 2009. Our Operating Expenses during this period equaled $49,673, consisting primarily of Legal and Accounting Fees of $36,813. We recorded Operating Expenses of $4,550 and $13,842 for the three and nine months ended June 30, 2009, consisting entirely of Legal and Accounting Fees, Transfer Agent Fees, Incorporation Costs and General and Administrative.

We recorded a net loss of $4,550 and $13,842 for the three and nine months ended June 30, 2009 and a net loss of $49,673 for the period from August 31, 2007 (Date of Inception) until June 30, 2009.

Our operating expenses and net losses incurred for the three and nine months ended June 30, 2008 were $6,530 and $23,585, respectively. Expenses were higher in 2008 versus 2009 mainly due to the legal and accounting costs we incurred in preparing our initial registration statement.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our reporting obligations as a public company.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, we had total current assets of $21,435. We had current liabilities of $8,108 as of June 30, 2009. Thus, we had working capital of $13,327 as of June 30, 2009.

As demonstrated above, we expect to spend between approximately $50,000 and $70,000 to implement our business plan over the coming year. Our accounting, legal and administrative expenses for the next twelve months, included in the above estimate, are anticipated to be between $35,000 and $45,000. As of June 30, 2009, we had $18,489 in cash.

As of June 30, 2009, we have sufficient cash to operate our business at the current level for the next twelve months, but insufficient cash to achieve our business goals beyond twelve months in the absence of a significant revenue stream. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing or establishing a consistent revenue stream. Future revenue and any debt and/or equity financing arrangements may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that we will be able to generate sufficient revenues or that additional financing will be available to us on acceptable terms, or at all.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2009, there were no off balance sheet arrangements.

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

ITEM 4T. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Mauricio Beltran. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009.

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

                           PART II - OTHER INFORMATION

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2009.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit
Number                             Description of Exhibit
------                             ----------------------

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

ESL Teachers Inc.

Date: July 31, 2009


By: /s/ Mauricio Beltran
   ----------------------------------------
       Mauricio Beltran
Title: Chief Executive Officer and Director