Form 10-K
period 2009-09-30
ESL Teachers Inc.
filed 2010-01-13
CIK 1424030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended September 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from ______________ to________________

                        Commission file number 333-148801

                                ESL TEACHERS INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                75-3252264
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

2475 Paseo del las Americas, Suite 1135, San Diego, CA             92154
    (Address of principal executive offices)                     (Zip Code)

        Registrant's telephone number, including area code (619) 955-7885

              Securities registered under Section 12(b) of the Act:

       None                                                  N/A
Title of each class                    Name of each exchange on which registered

              Securities registered under Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of January 13, 2010 was approximately $48,000 based upon 960,000 shares held by non-affiliates and a closing market price of $0.05 per share on January 13, 2010.

As of January 13, 2010, there were 2,460,000 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to in Part IV.

                              AVAILABLE INFORMATION

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding reporting companies.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
             PART I
ITEM 1.      Business                                                          4
ITEM 1A      Risk Factors                                                     10
ITEM 2.      Properties                                                       17
ITEM 3.      Legal Proceedings                                                17
ITEM 4.      Submission of Matters to a Vote of Security Holders              17

             PART II
ITEM 5.      Market for the Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities                17
ITEM 6.      Selected Financial Data                                          18
ITEM 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        18
ITEM 8.      Financial Statements and Supplementary Data                      23
ITEM 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         34
ITEM 9A.     Controls and Procedures                                          34
ITEM 9B.     Other Information                                                35

             PART III
ITEM 10.     Directors, Executive Officers and Corporate Governance           36
ITEM 11.     Executive Compensation                                           37
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                  38
ITEM 13.     Certain Relationships and Related Transactions, and Director
             Independence                                                     39
ITEM 14.     Principal Accountant Fees and Services                           39

             PART IV
ITEM 15.     Exhibits Financial Statement Schedules                           40

Signatures                                                                    41

                                     PART I

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

     * the uncertainty that we will not be able to successfully identify and evaluate a suitable business opportunity;
     * risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;
     * risks related to the failure to successfully manage or achieve growth of a new business opportunity; and
     *    other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 are unavailable to us.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we," "us," "our" and "ESL" mean ESL Teachers Inc., unless otherwise indicated.

ITEM 1. BUSINESS

COMPANY OVERVIEW

We were incorporated as "ESL Teachers Inc." on August 31, 2007, in the State of Nevada for the purpose of developing and selling online employment services specifically for both ESL teachers and the ESL operations seeking to hire them worldwide.

BUSINESS OF COMPANY

We are engaged in the business of developing and marketing an Internet Site (our "Product" or our "Web Site" or our "Site") that will provide international online employment services specifically for both ESL teachers and their prospective employers. Such a Site will allow ESL teachers and the employers in search of them to network and meet each other's needs successfully and efficiently without the ambiguity and consequential high turnover commonly associated with existing ESL online job boards. We are currently in the process of designing and developing our Site, and we are continually refining the Site through research into the successful aspects of online dating and social networking sites that we intend to emulate. We will continue to refine our Site by responding to user comments and questionnaires that users will access in the feedback section of our site. When we are satisfied that our Product will compete effectively in the ESL marketplace as an online placement and recruiting company, we will begin the promotion and marketing of our Site to ESL teachers and ESL operations.

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

ESL INDUSTRY AND THE INTERNET

The marketplace for ESL teachers is currently fractured between thousands of small operations offering face-to-face ESL courses and a growing number of companies delivering online ESL training. Without a single governing body, it is difficult to pin down exact numbers of students and teachers. Teachers are choosing to work in ESL positions for a variety of reasons, including the pay, the adventure of working in a foreign country, and tax advantages. According to the British Council, there were over 750 million English as a Foreign Language teachers in 2000, plus an additional 375 million English as a Second Language. Since then, a number of factors have contributed to the ESL Industry's rapid expansion.

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

SOCIALIZATION ON THE INTERNET

We plan to model certain features of our website after applicable aspects of successful online dating and social networking sites. Online dating has become extremely popular with hundreds of websites in use around the world, while social networking websites are a more recent invention that have jumped to the top of the most visited websites list, rating highly in areas such as user acceptance, information sharing, and portability. Both facilitate matchmaking, as we intend to do through our Site as well. We plan to focus on the elements that make both of these types of websites so popular with their constituents and blend those into our own site. Some of the top ranked social networking sites that are serving as business models for our website include:

     *    Facebook (www.facebook.com/) - 39 million users
     *    Friendster (www.friendster.com/) - 50 million users
     *    Orkut (www.orkut.com/) - 67 million users
     *    My Space (www.myspace.com/) - 200 million users

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

COMPETITION

We compete with a large number of ESL job boards, as well as general job boards and accreditation courses that include ESL positions in their postings. Many of these job boards have significantly greater financial, distribution, advertising, and marketing resources than we do. Listed below are several competing websites:

     * Dave's ESL Cafe (www.eslcafe.com/joblist/) is one of the typical Job Boards on the internet today. On any given day there are more than 200 job postings listed one right after another in a format that makes browsing and searching difficult for users.
     * TesAll.com (www.tesall.com/jobboard/index.pl) is a job board that features ESL postings in similar fashion to Dave's ESL Cafe. Information is available, but the job postings are posted in random order without codes on jobs or easy-to-use cross references to other relevant information.
     * ESL Teachers Board (www.eslteachersboard.com/) is an example of a highly ranked website using a Google search for ESL teacher job postings.
     * Footprint Recruiting Inc. (www.footprintsrecruiting.com/) is operated from Vancouver, BC, Canada. This company focuses on ESL jobs in Korea, China, Taiwan, Chile, Thailand, Japan and Vietnam. The firm does not appear to have any interest in placing teachers in positions in the United States, Canada, the UK, or Europe.
     * Protocol Education (www.protocol-education.com/) is a London-based recruiting firm that touts job opportunities in the United Kingdom and Australia. The company claims to be the United Kingdom's largest independent specialist provider of teachers and support workers. Protocol Education does not have both employers and applicants visiting the same website. Rather, they run separate sites for employers and applicants.
     * ESL Jobs.com (www.esljobs.com/) features one of the most attractive looking layouts of the group. However, clicking on the links for designated regions such as North America, East & Western Europe, Latin America, Middle East or Asia leads to a group of links to other websites for jobs in China, the UK and few United States job postings. This company does not appear to list any job postings directly but refers website visitors to other internet locations.
     * Monster.com (www.monster.com) is the most popular general job search site on the internet. They do not, however, have as many job listings for ESL job postings as many independent sites organized specifically for ESL job postings.
     * Mark's ESL World (www.esljob.org/) is a broader in scope than most other ESL sites, offering a Forum Center, ESL Community, ESL Directory and The Lounge, along with the usual job postings, applicant and employer sections.
     * ESL Job Project.com (www.esljobproject.com/) is a contemporary job board with ESL listings, but the layout does not make accessing those postings simple for users.
     * In ESL Jobs (www.inesljobs.com/) has an introduction in the search results that suggests that an applicant can find ESL jobs around the world. The site's emphasis, however, is on positions in South Korea with two other countries given a dedicated link including China and Japan. Job postings in all other countries are lumped under one link from the home page of the site.

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

ITEM 1A. RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected, and in the future could materially affect, actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

RISK FACTORS

RISKS ASSOCIATED WITH OUR FINANCIAL CONDITION

BECAUSE OUR AUDITOR HAS ISSUED A GOING CONCERN OPINION REGARDING OUR COMPANY, THERE IS AN INCREASED RISK ASSOCIATED WITH AN INVESTMENT IN OUR COMPANY.

We have earned limited revenue since our inception, which makes it difficult to evaluate whether we will operate profitably. Operating expenses for the year ended September 30, 2009, totaled $22,552. We have incurred cumulative net losses of $58,383 since August 31, 2007 to September 30, 2009. We have not attained profitable operations and are dependent upon obtaining financing or generating revenue from operations to continue operations for the next twelve months. As of September 30, 2009, we had cash in the amount of $17,430. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company.

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

Because we are dependent on third parties, especially employers, applicants, and site developers, we face potential losses if any of these parties fail to perform as anticipated or agreed. Our operations and services are dependent on the protections of our equipment from fire, earthquakes, power loss, telecommunications failures and similar events. A significant portion of our equipment, including all critical "server" equipment dedicated to our Internet Web Portal site, will be located at a single facility operated by an independent third-party. Despite precautions taken by us and our third-party "server park" operator, the occurrence of a natural disaster or other unanticipated problems at our corporate offices or those of the server park operator, could cause interruptions in our services. We will be relying upon our server park operator to provide redundant or backup equipment and telecommunications facilities. Any accident, incident or system failure that causes interruptions in our operations could have a material adverse affect on our ability to provide Internet services to our customers. Extensive or multiple interruptions in providing customers with site access are a known primary reason for customer decisions to abandon the use of Internet sites/services. Accordingly, any disruption of our services due to system failures could have a material adverse affect on our business, financial condition and results of operations.

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

Despite the implementation of security measures, our web site infrastructure may be vulnerable to computer viruses, hacking or similar disruptive problems caused by members, other Internet users, other connected Internet sites, and the interconnecting telecommunications networks. Such problems caused by third-parties could lead to interruptions, delays or cessation of service to our customers. Inappropriate use of the Internet by third-parties could also potentially jeopardize the security of confidential information stored in our computer system, which may deter individuals from becoming customers. Such inappropriate use of the Internet includes attempting to gain unauthorized access to information or systems, which is commonly known as "cracking" or "hacking." Although we intend to implement security measures, such measures have been circumvented in the past, and there can be no assurance that any measures we implement would not be circumvented in future. Dealing with problems caused by computer viruses or other inappropriate uses or security breaches may require interruptions, delays or cessation of service to our customers, which could have a material adverse affect on our business, financial condition and results of operations.

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

We face substantial competition in the industry. Due to our small size, it can be assumed that many of our competitors have significantly greater financial, technical, marketing and other competitive resources. These competitors may have completed development of their sites and are presently marketing these to potential customers. Accordingly, these competitors may have already begun to establish brand-recognition with consumers. We will attempt to compete against these competitors by developing our Site with features and quality that exceed the features offered by competing companies. However, we cannot assure you that our Site will outperform competing sites or those competitors will not develop new sites that exceed what we provide. In addition, we may face competition based on price. If our competitors lower the prices on their services, then it may not be possible for us to market our services at prices that are economically viable. Increased competition could result in:

     *    Lower than projected revenues;
     *    Price reductions and lower profit margins;
     * The inability to develop and maintain our Site with features and usability sought by potential customers.

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

BECAUSE WE INTEND TO OFFER OUR SERVICES IN COUNTRIES OUTSIDE THE UNITED STATES, WE ARE SUBJECT TO RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

Although we have not launched our Site, we anticipate that many of our ESL teachers and employers will be outside the United States. Foreign operations subject us to a number of risks associated with conducting business outside of the United States, including the following:

     * Unexpected changes in, or impositions of, legislative or regulatory requirements;
     * Delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions;
     *    Imposition of additional taxes and penalties;
     *    The burdens of complying with a variety of foreign laws; and
     * Other factors beyond our control, including acts of terrorism, which may impair our ability to travel or our ability to communicate with foreign locations.

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

RISKS ASSOCIATED WITH MANAGEMENT AND CONTROL PERSONS

BECAUSE OUR MANAGEMENT IS INEXPERIENCED IN OPERATING AN ONLINE ESL EMPLOYMENT BUSINESS, OUR BUSINESS PLAN MAY FAIL.

Our management does not have any specific training in running an online ESL employment business. With no direct training or experience in this area, our management may not be fully aware of many of the specific requirements related to working within this industry. As a result, our management may lack certain skills that are advantageous in managing our company. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

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

BECAUSE OUR PRESIDENT AND DIRECTOR, MR. MAURICIO BELTRAN, AND OUR SECRETARY AND DIRECTOR, MS. MARIA GUADALUPE FLORES N, OWN AN AGGREGATE OF 60.96% OF OUR OUTSTANDING COMMON STOCK, INVESTORS MAY FIND THAT CORPORATE DECISIONS INFLUENCED BY MR. BELTRAN AND MS. FLORES N ARE INCONSISTENT WITH THE BEST INTERESTS OF OTHER STOCKHOLDERS.

Mr. Mauricio Beltran is our president and director. Ms. Maria Guadalupe Flores N is our Secretary and director. Together, they own 60.96% of the outstanding shares of our common stock. Accordingly, they will have an overwhelming influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. While we have no current plans with regard to any merger, consolidation or sale of substantially all of our assets, the interests of Mr. Beltran and Ms. Flores N may still differ from the interests of the other stockholders.

BECAUSE OUR PRESIDENT AND DIRECTOR, MR. MAURICIO BELTRAN, AND OUR SECRETARY AND DIRECTOR, MS. MARIA GUADALUPE FLORES N, OWN AN AGGREGATE OF 60.96% OF OUR OUTSTANDING COMMON STOCK, THE MARKET PRICE OF OUR SHARES WOULD MOST LIKELY DECLINE IF THEY WERE TO SELL A SUBSTANTIAL NUMBER OF SHARES ALL AT ONCE OR IN LARGE BLOCKS.

Our president and director, Mr. Mauricio Beltran owns 750,000 shares of our common stock, which equates to 30.48% of our outstanding common stock. Our Secretary and director, Ms. Maria Guadalupe Flores N owns 750,000 shares of our common stock, which equates to 30.48% of our outstanding common stock. There is presently no public market for our common stock although we plan to apply for quotation of our common stock on the NASD over-the-counter bulletin board upon the effectiveness of the registration statement of which this prospectus forms a part. If our shares are publicly traded on the over-the-counter bulletin board, Mr. Beltran and Ms. Flores N will be eligible to sell their shares publicly subject to the volume limitations in Rule 144. The offer or sale of a large number of shares at any price may cause the market price to fall. Sales of substantial amounts of common stock or the perception that such transactions could occur may materially and adversely affect prevailing markets prices for our common stock.

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

ITEM 2. PROPERTIES

EXECUTIVE OFFICES

We maintain our corporate office at 2475 Paseo del las Americas, Suite 1135, San Diego, California 92154.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2009.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR SECURITIES

Our Common Stock is traded on the over-the-counter market and quoted on the OTCBB under the symbol "ESLS." On September 30, 2009, the closing price for our Common Stock as reported on the OTCBB was unavailable as our Common Stock has not traded.

The high and the low bid prices for our Common Stock is based on inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

The table below sets forth the range of high and low bid information for our Common Shares as quoted on the OTCBB for each of the quarters during the fiscal year ended September 30, 2009 (no quotes are available for the previous fiscal year as our stock has not traded ):

                  For the Fiscal Year Ended September 30, 2009

           For the Quarter ended              High           Low
           ---------------------              ----           ---
           October 31                          N/A           N/A
           January 31                          N/A           N/A
           April 30                            N/A           N/A
           July 31                             N/A           N/A

HOLDERS OF OUR COMMON STOCK

On January 13, 2010, the shareholders' list of our common stock showed 34 registered shareholder and 2,460,000 shares outstanding.

DIVIDEND POLICY

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of September 30, 2009, we had not adopted an equity compensation plan and had not granted any stock options.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended September 30, 2009 we have not sold any equity securities not registered under the Securities Act.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES

During each month within the fourth quarter of the fiscal year ended September 30, 2009, neither we nor any "affiliated purchaser," as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our Common Stock or other securities.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

During our development stage, our officers and directors will provide their time to the business at no charge. This includes all administrative duties along with overseeing the development of the website, developing the sales and marketing information material, researching background on potential job listings from employers, and networking with ESL accreditation schools. As we have limited financial resources, each member of the management team has agreed to dedicate approximately 15-20 hours a week in order to attend to needs of the business.

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

SALES AND DISTRIBUTION STRATEGY

Our goal is for our online ESL employment services website to become a leading website in the ESL Industry. In order to achieve our goal, we intend to increase awareness of our Product with potential customers, who we anticipate will be ESL teachers and the ESL operations that employ these teachers. We intend to do this by engaging in the following:

     *    We      will      use      the      Google       Adwords       program
          (adwords.google.com/select/Login) as the center of our marketing strategy for the first three years. Google has a strong brand name around the world and is the number one ranked website for online searches by internet users. This fits the demographic of our ESL candidates who travel and use the internet to find information. The Google Adwords program allows us the flexibility to develop our own advertisements, control the frequency of the ads as well as the start and end date for each ad, and accurately track the click through activity from the online ads to our website. This combination of features gives us the ability to control our costs and make adjustments swiftly if needed. The Google Adwords program is built around the use of keywords. When someone uses one of our designated keywords, such as "ESL," our ad will appear on the search page results giving us visibility in the ESL marketplace for both applicants and employers.
     * Our online marketing efforts will involve Search Engine Optimization, a process by which an online company can improve the volume and quality of the traffic to their website by using keywords. The index page will include the use of strategic meta-tags to help flag a web page for search engines inquiries. During the first six months of operation, we will probe the use of various search phrases and keywords that ESL applicants use when job hunting. Management will generate a summary report of this survey and share this data with our contract website designer.
     * We plan to focus our sales efforts around our website by promoting its use to ESL applicants and employers alike. The unique features we are borrowing from social networking and online dating websites will encourage web visitors to register with us and become a part of our online community. Our approach will be to not only attract but to retain ESL applicants for long term relationships with us. Sales calls will begin discussions with employers about short term and long term needs for qualified ESL teachers.
     * From our office in San Diego, California, we plan to begin promoting our services in Mexico and Southern California and gradually expand across the United States into Canada, Europe and the Far East. During the early phase of our sales efforts we will monitor the response from employers in various countries to determine where we should focus our efforts. As immigration rates in the United States continue to rise along with the demand for foreign workers, both skilled and unskilled, the demand or ESL teachers in the United States is expected to grow in the coming years. Countries like China that offer substantial personal tax incentives for ESL teachers may be a prominent market for us. Our approach is to take an aggressive pricing position in the marketplace that traditionally has charged placement fees ranging from 25% to 30% or more of the first year starting salary.
     * We plan to write and publish information-style articles on ESL opportunities, overseas job searching and related topics. The directors of the company plan to submit at least one article per quarter to national and international media for publication.
     * We will examine advertising opportunities within trade journals and international periodicals available in both hard copy and online formats. All media contact through press releases or advertising material will contain the website address, email and telephone number.
     * Our home page will feature links to strategic partnerships that we develop over time. Hyperlinks from one web page to the next will help to raise the search engine visibility for prospective web visitors.
     * During the first year we will investigate the effectiveness of email marketing campaigns. We plan to approach vendors that specialize in email marketing to assist in designing an email brochure, our newsletter, and to acquire email marketing lists. We will conduct several test email marketing campaigns and measure the results. The long term benefit to this marketing tactic depends on the quality of the email lists available. With that in mind, we plan to offer an opt-in feature throughout our website to encourage web visitors to submit their own email addresses. These new contacts will receive our online newsletter and have the choice of continuing to remain on our email broadcast network.
     * We plan to develop a series of free online workshops that discuss trends in ESL job opportunities. We plan to initially promote these as quarterly workshops and gauge the response from attendees. The online workshops will be delivered in PowerPoint format using an online web conference provider. Topics will include emerging trends, hot job markets, 10 things to know when relocating to another country, and related material.
     * According to our research there is a continuing demand for education services, so we plan to explore the possibilities of aligning ourselves with several companies that offer these kinds of services in exchange for visibility on each others' websites. Our visitors may need or want to upgrade their ESL credentials and their customers will be looking for jobs once their training has been completed. We view these types of discussions as an integral part of becoming involved in the international ESL community.
     * To increase the number of return customers and visitors to our site, we will provide a constant turnover of current and interesting content about what's happening in the ESL job market including featured employers, countries, and ESL teachers.
     * We will conduct monthly follow-ups with each newly placed applicant and their employer in order to improve the quality of our service and increase repeat applicants and employers.
     * By the second year we will examine the potential of attracting paid sponsors to our website. Sponsorship opportunities may arise as we develop relationships with companies such as ESL training firms that do not compete directly with us. By year three we hope to see a modest amount of sponsorships develop that will bring a new revenue stream into the business.

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

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from August 31, 2007 (date of inception), through September 30, 2009.

EXPENSES

Our expenses for the twelve month periods ended September 30, 2009 and 2008, were $22,552 and $31,673. During the period from August 31, 2007 (date of inception), through September 30, 2009, we incurred expenses of $58,383. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

NET INCOME (LOSS)

Our net loss for the twelve-month periods ended September 30, 2009 and 2008, were $22,552 and $31,673. During the period from August 31, 2007 (date of inception), through September 30, 2009, we incurred a net loss of $58,383. This loss consisted primarily of incorporation costs, legal and accounting fees, consulting fees, website hosting costs, and administrative expenses. Since inception, we have sold 2,460,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of September 30, 2009 reflects assets of $17,875 in the form of cash and cash equivalents and prepaid expenses. Since inception, we have sold 2,460,000 shares of common stock with gross proceeds of $63,000. However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                               ESL Teachers Inc.
                         (A Development Stage Company)
                              Financial Statements
                               September 30, 2009

                               Table of Contents

Report of Independent Registered Public Accounting Firm                       24

Balance Sheets as of September 30, 2009 and 2008                              25

Statements of Operations for the Years Ended
September 30, 2009 and 2008 and the Period from
August 31, 2007 (inception) to September 30, 2009                             26

Statement of Stockholders' Equity as of
September 30, 2009                                                            27

Statements of Cash Flows for the Years Ended
September 30, 2009 and 2008 and the Period from
August 31, 2007 (inception) to September 30, 2009                             28

Notes to Financial Statements                                                 29

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
--------------------------------------------------------------------------------
                                                            Phone (248) 203-0080
                                                              Fax (248) 281-0940
                                                30600 Telegraph Road, Suite 2175
                                                    Bingham Farms, MI 48025-4586
                                                             www.maddoxungar.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
ESL Teachers Inc.
Reno, Nevada

We have audited the accompanying balance sheets of ESL Teachers Inc. as of September 30, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and the period from August 31, 2007 (date of inception) to September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ESL Teachers, Inc. as of September 30, 2009 and 2008, and the results of its operations and cash flows for the periods then ended and the period from August 31, 2007 (date of inception) to September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has limited working capital, has not yet received revenue from sales of its products, and has incurred losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Maddox Ungar Silberstein, PLLC
----------------------------------------
Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
January 11, 2010

                                ESL Teachers Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                        As of September 30, 2009 and 2008

                                                                       September 30,      September 30,
                                                                           2009               2008
                                                                         --------           --------
                                     ASSETS
Current Assets
  Cash                                                                   $ 17,430           $ 40,604
  Prepaid expenses                                                            445                  0
                                                                         --------           --------

TOTAL ASSETS                                                             $ 17,875           $ 40,604
                                                                         ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued liabilities                               $  7,200           $  7,377
  Due to shareholder                                                        6,058              6,058
                                                                         --------           --------
Total Liabilities                                                          13,258             13,435
                                                                         --------           --------
Stockholders' Equity
  Common stock, 50,000,000 shares authorized, par value $0.001;
   2,460,000 shares issued and outstanding                                  2,460              2,460
  Additional paid in capital                                               60,540             60,540
  Deficit accumulated during the development stage                        (58,383)           (35,831)
                                                                         --------           --------
Total Stockholders' Equity                                                  4,617             27,169
                                                                         --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 17,875           $ 40,604
                                                                         ========           ========


    The accompanying notes are an integral part of these financial statements

                                ESL Teachers Inc.
                          (A Development Stage Company)
                            Statements of Operations
                 For the Years Ended September 30, 2009 and 2008
         Period from August 31, 2007 (Inception) to September 30, 2009

                                                                                            From August 31, 2007
                                                       Year ended           Year ended         (Inception) to
                                                      September 30,        September 30,        September 30,
                                                          2009                 2008                 2009
                                                       ----------           ----------           ----------
REVENUE                                                $       --           $       --           $       --
                                                       ----------           ----------           ----------
OPERATING EXPENSES
  Professional fees                                         9,610               28,311               41,421
  Office and administrative                                 2,187                1,656                4,106
  Incorporation costs                                      10,755                1,706               12,856
                                                       ----------           ----------           ----------

LOSS BEFORE INCOME TAXES                                  (22,552)             (31,673)             (58,388)

PROVISION FOR INCOME TAXES                                     --                   --                   --
                                                       ----------           ----------           ----------

NET LOSS                                               $  (22,552)          $  (31,673)          $  (58,383)
                                                       ==========           ==========           ==========

NET LOSS PER SHARE: BASIC AND DILUTED                  $    (0.01)          $    (0.02)
                                                       ==========           ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING           2,460,000            1,820,877
                                                       ==========           ==========


    The accompanying notes are an integral part of these financial statements

                                ESL Teachers Inc.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
      For the Period from August 31, 2007 (Inception) to September 30, 2009

                                                                                      Deficit
                                                                                    Accumulated
                                                 Common Stock        Additional      during the
                                            --------------------       Paid in      Development
                                            Shares        Amount       Capital         Stage          Total
                                            ------        ------       -------         -----          -----
Balance, August 31, 2007 (Inception)             --      $    --      $     --      $      --       $     --

Private placement on August 31, 2007
 at $0.01 per share                       1,500,000        1,500        13,500             --         15,000

Net loss for the period ended
 September 30, 2007                              --           --            --         (4,158)        (4,158)
                                          ---------      -------      --------      ---------       --------
Balance, September 30, 2007               1,500,000        1,500        13,500         (4,158)        10,842

Private placement on May 31, 2008
 at $0.05 per share                         960,000          960        47,040             --         48,000

Net loss for the year ended
 September 30, 2008                              --           --            --        (31,673)       (31,673)
                                          ---------      -------      --------      ---------       --------
Balance, September 30, 2008               2,460,000        2,460        60,540        (35,831)        27,169

Net loss for the year ended
 September 30, 2009                              --           --            --        (22,552)       (22,552)
                                          ---------      -------      --------      ---------       --------

Balance, September 30, 2009               2,460,000      $ 2,460      $ 60,540      $ (58,383)      $  4,617
                                          =========      =======      ========      =========       ========


    The accompanying notes are an integral part of these financial statements

                                ESL Teachers Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                 For the Years Ended September 30, 2009 and 2008
         Period from August 31, 2007 (inception) to September 30, 2009

                                                                                           From August 31, 2007
                                                      Year ended           Year ended         (Inception) to
                                                     September 30,        September 30,        September 30,
                                                         2009                 2008                 2009
                                                       --------             --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                              $(22,552)            $(31,673)            $(58,383)
  Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
     (Increase) in prepaid expenses                        (445)                  --                 (445)
     Increase (Decrease) in accounts payable               (177)               3,877                7,200
     Increase in due to stockholder                           0                5,000                6,058
                                                       --------             --------             --------
Net cash used in operating activities                   (23,174)             (22,796)             (45,570)
                                                       --------             --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                     --               48,000               63,000
                                                       --------             --------             --------
Net cash provided by financing activities                    --               48,000               63,000
                                                       --------             --------             --------

Change in cash during the period                        (23,174)              25,204               17,430
Cash, beginning of the period                            40,604               15,400                   --
                                                       --------             --------             --------

Cash, end of the period                                $ 17,430             $ 40,604             $ 17,430
                                                       ========             ========             ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes                           $     --             $     --             $     --
                                                       ========             ========             ========
  Cash paid for interest                               $     --             $     --             $     --
                                                       ========             ========             ========


    The accompanying notes are an integral part of these financial statements

                                ESL Teachers Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2009


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

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company's financial instruments consist of cash and amounts due to the Company's stockholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

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

                                ESL Teachers Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2009


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOSS PER SHARE
Basic loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. For the years presented, this calculation proved to be anti-dilutive.

INCOME TAXES
The Company provides for income taxes using an asset and liability approach.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

NET LOSS PER COMMON SHARE
Net loss per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. The Company has not issued any potentially dilutive common shares.

NOTE 3 - DUE TO STOCKHOLDER

The $6,058 due to a stockholder at September 30, 209 is unsecured, non-interest bearing and has no specific terms of repayment.

NOTE 4 - CAPITAL STOCK

The Company has 50,000,000 common shares authorized at a par value of $0.001 per share. During the year ended September 30, 2008, the Company issued 960,000 common shares for total proceeds of $48,000. During the period ended September 30, 2007, the Company issued 1,500,000 common shares for total proceeds of $15,000. At September 30, 2009, the Company has no warrants or options outstanding. There were no additional shares issued in the year ended September 30, 2009. Total shares issued and outstanding at September 30, 2009 were 2,460,000.

NOTE 5 - INCOME TAXES

The Company provides for income using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded.

                                ESL Teachers Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2009


NOTE 5 - INCOME TAXES (CONTINUED)

The cumulative net operating loss carry-forward is approximately $58,000 at September 30, 2009, and will begin to expire in the year 2028.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                     2009                2008
                                                   --------            --------
Deferred tax asset attributable to:
  Net operating loss carryover                     $ 19,720            $ 12,100
  Valuation allowance                               (19,720)            (12,100)
                                                   --------            --------
      Net deferred tax asset                       $     --            $     --
                                                   ========            ========

NOTE 6 - RELATED PARTY TRANSACTION

As at September 30, 2009, there is a balance owing to a stockholder of the Company in the amount of $6,058.

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $58,383 as of September 30, 2009. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 8 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.

                                ESL Teachers Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2009


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

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

                                ESL Teachers Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2009


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of September 30, 2009, our principal executive officer and principal financial officer assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, he concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our principal executive officer and principal financial officer considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal executive officer and principal financial officer in connection with the audit of our financial statements as of September 30, 2009.

Our principal executive officer and principal financial officer believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, our principal executive officer and principal financial officer believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors result in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this annual report.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by March 31, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2010.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE EXECUTIVE OFFICER AND DIRECTORS

Our officers and directors and their ages and positions are as follows:

     Name                    Age                    Position
     ----                    ---                    --------

Mauricio Beltran             42     President, CEO, Treasurer, CFO, and Director

Maria Guadalupe Flores N.    35     Secretary

MR.  MAURICIO  BELTRAN is our  President,  Chief  Executive  Officer,  Principal
Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting and director. Mr. Mauricio Beltran works in the Customs Department of the Secretaria de Hacienda y Credito Publico in Tijuana, Baja-California. In this position he is in charge of notifying companies and individuals regarding non-compliance with the Mexican Importer's Registry code. This position is in the legal department of the Secretaria de Hacienda y Credito Publico, a position he has held since 2004.

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

COMMITTEES OF THE BOARD OF DIRECTORS

To date, our Board of Directors has not established a nominating and governance committee, a compensation committee, nor an audit committee.

CODE OF ETHICS

We currently do not have a Code of Ethics.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended March 31, 2009, no
Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were not filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons during the fiscal period ended September 30, 2009 are set out in the summary compensation table below:

     *    our Chief Executive Officer (Principal Executive Officer);
     *    our Chief Financial Officer (Principal Financial Officer);
     * each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial
          Officer, who were serving as executive officers at the end of the fiscal year ended September 30, 2009; and
     * up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended September 30, 2009;

         (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

              Fiscal Year                                             Non-Equity     Nonqualified
 Name and        Ended                                                Incentive        Deferred
 Principal     Sept. 30,                       Stock       Option        Plan        Compensation    All Other
 Position        2009    Salary($)  Bonus($)  Awards($)   Awards($)  Compensation($)  Earnings($)  Compensation($)  Totals($)
 --------        ----    ---------  --------  ---------   ---------  ---------------  -----------  ---------------  ---------
Mauricio         2009        0         0          0           0             0              0              0             0
Beltran          2008        0         0          0           0             0              0              0             0

Maria Guadalupe  2009        0         0          0           0             0              0              0             0
Flores N.        2008        0         0          0           0             0              0              0             0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                    Option Awards                                             Stock Awards
        -----------------------------------------------------------------   ------------------------------------------------
                                                                                                                     Equity
                                                                                                                    Incentive
                                                                                                         Equity       Plan
                                                                                                        Incentive    Awards:
                                                                                                          Plan      Market or
                                                                                                         Awards:     Payout
                                           Equity                                                       Number of   Value of
                                          Incentive                            Number                   Unearned    Unearned
                                         Plan Awards;                            of          Market      Shares,     Shares,
          Number of      Number of        Number of                            Shares       Value of    Units or    Units or
         Securities     Securities       Securities                           or Units     Shares or     Other        Other
         Underlying     Underlying       Underlying                           of Stock      Units of     Rights      Rights
         Unexercised    Unexercised      Unexercised    Option     Option       That       Stock That     That        That
          Options         Options         Unearned     Exercise  Expiration   Have Not      Have Not    Have Not    Have Not
Name    Exercisable(#) Unexercisable(#)   Options(#)    Price($)    Date      Vested(#)     Vested($)   Vested(#)   Vested(#)
----    -------------- ----------------  ----------     --------    ----      ---------     ---------   ---------   ---------

Mauricio
Beltran       --              --              --           --         --          --             --          --          --

Maria
Guadalupe
Flores N.     --              --              --           --         --          --             --          --          --

OPTION GRANTS AND EXERCISES

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

EMPLOYMENT AGREEMENTS

We have not entered into employment and/or consultant agreements with our Directors and officers.

COMPENSATION OF DIRECTORS

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our directors have not received any compensation for the fiscal year ended September 30, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP OF HOLDINGS

The table below sets forth the number and percentage of shares of our common stock owned as of October 26, 2009, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our Directors, and (iii) our officers and Directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                      Name and Address                 Amount and Nature          Percentage of
Title of Class      of Beneficial Owner (2)         of Beneficial Ownership         Class (1)
--------------      -----------------------         -----------------------         ---------
Common Stock         Mauricio Beltran                       750,000                   30.48%

Common Stock         Maria Guadalupe Flores N.              750,000                   30.48%

all officers
 as a Group                                               1,500,000                   60.96%

----------
(1)  Based on 2,460,000 shares of our common stock outstanding.

CHANGES IN CONTROL

There are no existing arrangements that may result in a change in control of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information regarding our equity compensation plans.

                                Number of Securities to be                                           Number of Securities
                                 Issued Upon Exercise of         Weighted-Average Exercise         Remaining Available for
                                   Outstanding Options,        Price of Outstanding Options,       Future Issuance Under
                                   Warrants and Rights             Warrants and Rights           Equity Compensation Plans
   Plan Category                           (a)                             (b)                      (excluding column (a))
   -------------                   -------------------             -------------------           -------------------------
Equity compensation plans                  --                             --                               --
approved by security
holders

Equity compensation plans                  --                             --                               --
not approved by security
holders

     Total                                 --                             --                               --

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our Directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

As of September 30, 2009, there is a balance owing to one of our stockholders in the amount of $6,058. This balance is unsecured, non-interest bearing and has no specific terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the year ended September 30, 2009, Maddox Ungar Silberstein PLLC billed us for $4,300 (2008: $4,300) in audit fees.

REVIEW FEES

Maddox Ungar Silberstein PLLC, billed us $3,000 (2008: $4,500) for reviews of our quarterly financial statements in 2009 and are not reported under Audit Fees above.

TAX AND ALL OTHER FEES

We did not pay any fees to Maddox Ungar Silberstein PLLC for tax compliance, tax advice, tax planning or other work during our fiscal year ended September 30, 2009.

PRE-APPROVAL POLICIES AND PROCEDURES

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Maddox Ungar Silberstein PLLC and the estimated fees related to these services.

With respect to the audit of our financial statements as of September 30, 2009 and for the years then ended, none of the hours expended on Maddox Ungar Silberstein PLLC engagement to audit those financial statements were attributed to work by persons other than Maddox Ungar Silberstein PLLC's full-time, permanent employees.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit                                 Description
-------                                 -----------

3.1 Articles of Incorporation. (Attached as an exhibit to our Registration Statement on Form SB-2 originally filed with the SEC on January 23, 2008 and incorporated herein by reference.)

3.2 Bylaws. (Attached as an exhibit to our Registration Statement on Form S-1/A originally filed with the SEC on February 27, 2008 and incorporated herein by reference.)

31.1      Certification of Mauricio Beltran pursuant to Rule 13a-14(a).

32.1 Certification of Mauricio Beltran pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ESL TEACHERS INC.


January 13, 2010               By: /s/ Mauricio Beltran
                                   ---------------------------------------------
                                   Mauricio Beltran
                                   President, CEO, Treasurer, CFO and Director
                                   (President, CEO, Treasurer, CFO and Director)


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

     Signatures                                  Title                                  Date
     ----------                                  -----                                  ----

/s/ Mauricio Beltran           President, CEO, Treasurer, CFO and Director         January 13, 2010
----------------------------   (President, CEO, Treasurer, CFO and Director)
Mauricio Beltran