Form 10-Q
period 2009-12-31
ESL Teachers Inc.
filed 2010-02-16
CIK 1424030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended December 31, 2009

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

                                  619-955-7885
                           (Issuer's telephone number)

                                      N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] YES [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

2,460,000 common shares issued and outstanding as of February 16, 2010

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three month period ended December 31, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

                                ESL TEACHERS INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                December 31,      September 30,
                                                                   2009               2009
                                                                 --------           --------
                                                                (unaudited)         (audited)
ASSETS

Current assets
  Cash and bank accounts                                         $ 11,617           $ 17,430
  Prepaid expenses                                                     --                445
                                                                 --------           --------

Total assets                                                     $ 11,617           $ 17,875
                                                                 ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities
  Accounts payable and accrued liabilities                       $  4,050           $  7,200
  Due to stockholder                                                6,058              6,058
                                                                 --------           --------

 Total liabilities                                                 10,108             13,258
                                                                 --------           --------
STOCKHOLDERS' EQUITY
  Common stock authorized -
    50,000,000 common shares with a par value of $0.001
  Common stock issued and outstanding
    2,460,000 common shares  (Note 3)                               2,460              2,460
  Additional paid-in capital                                       60,540             60,540
  Deficit accumulated during the development stage                (61,491)           (58,383)
                                                                 --------           --------

Total stockholders' equity                                          1,509              4,617
                                                                 --------           --------

Total liabilities and stockholders' equity                       $ 11,617           $ 17,875
                                                                 ========           ========


   The accompanying notes are an integral part of these financial statements.

                                ESL TEACHERS INC.
                          (A Development Stage Company)

                      STATEMENTS OF OPERATIONS (unaudited)

                                                                                        Cumulative Amounts
                                                                                           From Date of
                                                  Three Months         Three Months      Incorporation on
                                                     Ended                Ended         August 31, 2007 to
                                                  December 31,         December 31,         December 31,
                                                     2009                 2008                 2009
                                                  ----------           ----------           ----------
REVENUE                                           $       --           $       --           $       --
                                                  ----------           ----------           ----------
OPERATING EXPENSES
  General & Administrative                             1,013                  135                5,119
  Transfer agent                                       1,595                2,055               14,451
  Legal and Accounting                                   500                1,800               41,921
                                                  ----------           ----------           ----------

Loss before income taxes                              (3,108)              (3,990)             (61,491)

Provision for income taxes                                --                   --                   --
                                                  ----------           ----------           ----------

Net loss                                          $   (3,108)          $   (3,990)          $  (61,491)
                                                  ==========           ==========           ==========

Basic and diluted loss per Common share                   (1)                  (1)                  (1)
                                                  ==========           ==========           ==========
Weighted average number of common shares
 outstanding (Note 4)                              2,460,000            2,460,000
                                                  ==========           ==========

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                                ESL TEACHERS INC.
                          (A Development Stage Company)

                  STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)

                                                                                      Deficit
                                                                                    Accumulated
                                                 Common Stock         Additional     during the
                                            --------------------       Paid in      Development
                                            Shares        Amount       Capital         Stage          Total
                                            ------        ------       -------         -----          -----


Inception, August 31, 2007                      --       $    --      $     --      $      --       $     --

Initial capitalization
 Sale of common stock                    1,500,000         1,500        13,500             --         15,000

Net loss for the year                           --            --            --         (4,158)        (4,158)
                                         ---------       -------      --------      ---------       --------
Balance September 30, 2007               1,500,000         1,500        13,500         (4,158)        10,842

Private placement on May 31, 2008
 at $0.05 per share                        960,000           960        47,040             --         48,000

Net loss for the period                         --            --            --        (31,673)       (31,673)
                                         ---------       -------      --------      ---------       --------
September 30, 2008                       2,460,000         2,460        60,540        (35,831)        27,169

Net loss for the period                         --            --            --        (22,552)       (22,552)
                                         ---------       -------      --------      ---------       --------
September 30, 2009                       2,460,000         2,460        60,540        (58,383)         4,617

Net loss for the period                         --            --            --         (3,108)        (3,108)
                                         ---------       -------      --------      ---------       --------
December 31, 2009                        2,460,000       $ 2,460      $ 60,540      $ (61,491)      $  1,509
                                         =========       =======      ========      =========       ========


   The accompanying notes are an integral part of these financial statements.

                                ESL TEACHERS INC.
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS (unaudited)

                                                                                            Cumulative Amounts
                                                                                               From Date of
                                                         Three Months       Three Months     Incorporation on
                                                            Ended              Ended        August 31, 2007 to
                                                         December 31,       December 31,        December 31,
                                                            2009               2008                2009
                                                          --------           --------            --------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                                 $ (3,108)          $ (3,990)           $(61,491)
  (Increase) Decrease in prepaid expenses                      445             (7,945)                 --
  Increase (Decrease) in accounts payable and
   accrued liabilities                                      (3,150)            (5,577)              4,050
  Increase (Decrease) in due to stockholder                     --                 --               6,058
                                                          --------           --------            --------

Net cash used in operating activities                       (5,813)           (17,512)            (51,383)
                                                          --------           --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                        --                 --              63,000
                                                          --------           --------            --------

Net cash used in financing ativities                            --                 --              63,000
                                                          --------           --------            --------

CASH FLOWS USED IN INVESTING ACTIVITIES                         --                 --                  --
                                                          --------           --------            --------

Change in cash during the period                            (5,813)           (17,512)             11,617

Cash, beginning of the period                               17,430             40,604                  --
                                                          --------           --------            --------

Cash, end of the period                                   $ 11,617           $ 23,092            $ 11,617
                                                          ========           ========            ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                              $     --           $     --            $     --
                                                          ========           ========            ========
  Cash paid for interest                                  $     --           $     --            $     --
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

The company has not yet commenced significant business operations and is considered to be in the development stage.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-K as of and for the period ended September 30, 2009. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

INCOME TAXES

The Company provides for income taxes usng an asset and liability approach.

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

NOTE 3 - DUE TO STOCKHOLDER

The $6,058 due to a stockholder at December 31, 2009 is unsecured, non-interest bearing and has no specific terms of repayment. See Note 6.

                                ESL TEACHERS INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - CAPITAL STOCK

The company has 50,000,000 common shares authorized at a par value of $0.001 per share.

On August 31, 2007, the company issued 1,500,000 common shares to founders for total proceeds of $15,000.

On May 31, 2008, the company completed a private placement whereby it issued 960,000 common shares at $0.05 per share for total proceeds of $48,000.

As at December 31, 2009, the company has no warrants or options outstanding.

NOTE 5 - INCOME TAXES

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

The cumulative net operating loss carry-forward is approximately $61,491 at December 31, 2009, and will expire beginning in the year 2027.

The cumulative tax effect at the expected rate of 22% of significant items comprising our net deferred tax amount is as follows:

                                                     2009                2008
                                                   --------            --------
Deferred tax asset attributable to:
  Net operating loss carryover                     $ 13,528            $  8,760
  Valuation allowance                               (13,528)             (8,760)
                                                   --------            --------
      Net deferred tax asset                       $     --            $     --
                                                   ========            ========

                                ESL TEACHERS INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - RELATED PARTY TRANSACTION

As at December 31, 2009, there is a balance owing to a stockholder of the Company in the amount of $6,058.

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $61,491 as of December 31, 2009. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

The adoption of new accounting pronouncements is not expected to have a material effect on the Company's current financial position, results or operations, or cash flows.

NOTE 9 - SUBSEQUENT EVENTS

On February 1, 2010, the Company entered into a subscription agreement to issue 1,000,000 (post split) units at $0.25 per unit for aggregate proceeds of $250,000. Each unit consists of one common share of the Company's stock and one warrant to purchase an additional share of the Company's common stock at $0.50 per share for a period of 24 months. Also on February 1, 2010 the Company entered into, and closed, a Mineral and Mining Lease with. Pursuant to this agreement, the Company issued 100,000 (post split) shares of its common and acquired a 5 year lease on certain mining claims in the state of Wyoming. In addition to the 100,000 (post split) shares issued the Company agreed to pay an annual fee of US $20,000, adjusted for inflation, as well as a production royalty of 4% on the gross sales of product produced by the mineral claims considered by this agreement.

Management has evaluated subsequent events through the date on which the financial statements were submitted to the Securities and Exchange Commission and has determined it does not have any other material subsequent events to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

As used in this quarterly report, the terms "we", "us", "our company", mean ESL Teachers Inc. a Nevada corporation, unless otherwise indicated.

GENERAL OVERVIEW

We were incorporated as "ESL Teachers Inc." on August 31, 2007, in the State of Nevada for the purpose of developing and selling online employment services specifically for both ESL teachers and the ESL operations seeking to hire them worldwide.

Recently, our management decided to change our business focus and begin the process of acquiring mineral exploration properties. On February 1, 2010 we entered into, and closed, a Mineral and Mining Lease with Miller and Associates, LLC. Pursuant to this agreement, we agreed to issue 100,000 (post split) shares of its common stock to Miller and Associates, LLC and acquired a 5 year lease on certain mining claims in the state of Wyoming. In addition to the 100,000 (post split) shares issued to Miller and Associates, LLC, we agreed to pay an annual fee of US $20,000, adjusted for inflation, as well as a production royalty of 4% on the gross sales of product produced by the mineral claims considered by this agreement. This agreement in its entirety is attached as an exhibit to our Current Report on Form 8-K filed on February 10, 2010.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended December 31, 2009 which are included herein.

Our operating results for the three months ended December 31, 2009 and 2008 are summarized as follows:

                                                       Three Months Ended
                                                          September 30,
                                                     2009               2008
                                                   --------           --------
Revenue                                            $    Nil           $    Nil
General and Administrative Expenses                $  1,013           $    135
Transfer Agent                                     $  1,595           $  2,055
Legal and Accounting                               $    500           $  1,800
Net Loss                                           $ (3,108)          $ (3,990)

REVENUES

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

EXPENSES

Our total expenses for the three months ended December 31, 2009 were $3,108 compared to $3,990 for the same period in 2008. Our total expenses from our incorporation on August 31, 2007 to December 31, 2009 were $61,491.

NET LOSS

Our net loss for the three months ended December 31, 2009 was 3,108 compared to $3,990 for the same period in 2008. Our net loss from our incorporation on August 31, 2007 to December 31, 2009 was $61,491.

LIQUIDITY AND FINANCIAL CONDITION

As of December 31, 2009, our total assets were $11,617 and our total current liabilities were $10,108 and we had a working capital of $1,509.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

CASH FLOWS
                                                     At                 At
                                                 December 31,       December 31,
                                                    2009               2008
                                                  --------           --------
Net Cash (Used in) Operating Activities           $ (5,813)          $(17,512)
Net Cash Used In Investing Activities             $      0           $      0
Net Cash Provided by Financing Activities         $      0           $      0
INCREASE (DECREASE) IN CASH                       $ (5,813)          $(17,512)

Our principal sources of funds have been from sales of our common stock.

At present, our cash requirements for the next twelve months outweigh the funds available to maintain or develop our operations. We will require additional financing in order to fully carry out our business plan for the next 12 months. There can be no assurance we will be successful in our efforts to secure additional equity financing. If we are unable to raise equity or obtain alternative financing, we may be unable to continue operations with respect to the continued development and marketing of our company and our business plan may fail.

If cash flow improves through these efforts, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or improve our liquidity.

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

INFLATION

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of our unaudited financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and amounts due to our stockholder.

The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements. It is management's opinion that we are not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

ITEM 4T. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2009, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as set out below, our company is not a party to any pending legal proceeding and no legal proceeding is contemplated or threatened as of the date of this quarterly report.

ITEM 1A. RISK FACTORS

RISKS ASSOCIATED WITH MINING

OUR PROPERTIES ARE IN THE EXPLORATION STAGE. THERE IS NO ASSURANCE THAT WE CAN ESTABLISH THE EXISTENCE OF ANY MINERAL RESOURCE ON ANY OF OUR PROPERTIES IN COMMERCIALLY EXPLOITABLE QUANTITIES. UNTIL WE CAN DO SO, WE CANNOT EARN ANY REVENUES FROM OPERATIONS AND IF WE DO NOT DO SO WE WILL LOSE ALL OF THE FUNDS THAT WE EXPEND ON EXPLORATION. IF WE DO NOT DISCOVER ANY MINERAL RESOURCE IN A COMMERCIALLY EXPLOITABLE QUANTITY, OUR BUSINESS COULD FAIL.

Despite exploration work on our mineral properties, we have not established that any of them contain any mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business could fail.

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that we will be able to develop our properties into producing mines and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

MINERAL OPERATIONS ARE SUBJECT TO APPLICABLE LAW AND GOVERNMENT REGULATION. EVEN IF WE DISCOVER A MINERAL RESOURCE IN A COMMERCIALLY EXPLOITABLE QUANTITY, THESE LAWS AND REGULATIONS COULD RESTRICT OR PROHIBIT THE EXPLOITATION OF THAT MINERAL RESOURCE. IF WE CANNOT EXPLOIT ANY MINERAL RESOURCE THAT WE MIGHT DISCOVER ON OUR PROPERTIES, OUR BUSINESS MAY FAIL.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to remain in compliance. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

IF WE ESTABLISH THE EXISTENCE OF A MINERAL RESOURCE ON ANY OF OUR PROPERTIES IN A COMMERCIALLY EXPLOITABLE QUANTITY, WE WILL REQUIRE ADDITIONAL CAPITAL IN ORDER TO DEVELOP THE PROPERTY INTO A PRODUCING MINE. IF WE CANNOT RAISE THIS ADDITIONAL CAPITAL, WE WILL NOT BE ABLE TO EXPLOIT THE RESOURCE, AND OUR BUSINESS COULD FAIL.

If we do discover mineral resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

MINERAL EXPLORATION AND DEVELOPMENT IS SUBJECT TO EXTRAORDINARY OPERATING RISKS. WE DO NOT CURRENTLY INSURE AGAINST THESE RISKS. IN THE EVENT OF A CAVE-IN OR SIMILAR OCCURRENCE, OUR LIABILITY MAY EXCEED OUR RESOURCES, WHICH WOULD HAVE AN ADVERSE IMPACT ON OUR COMPANY.

Mineral exploration, development and production involves many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

MINERAL PRICES ARE SUBJECT TO DRAMATIC AND UNPREDICTABLE FLUCTUATIONS.

We expect to derive revenues, if any, either from the sale of our mineral resource properties or from the extraction and sale of lithium ore. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of any of our exploration properties and projects, cannot accurately be predicted.

THE MINING INDUSTRY IS HIGHLY COMPETITIVE AND THERE IS NO ASSURANCE THAT WE WILL CONTINUE TO BE SUCCESSFUL IN ACQUIRING MINERAL CLAIMS. IF WE CANNOT CONTINUE TO ACQUIRE PROPERTIES TO EXPLORE FOR MINERAL RESOURCES, WE MAY BE REQUIRED TO REDUCE OR CEASE OPERATIONS.

The mineral exploration, development, and production industry is largely un-integrated. We compete with other exploration companies looking for mineral resource properties. While we compete with other exploration companies in the effort to locate and acquire mineral resource properties, we will not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of mineral products. Therefore, we will likely be able to sell any mineral products that we identify and produce.

In identifying and acquiring mineral resource properties, we compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

RISKS RELATED TO OUR COMPANY

THE FACT THAT WE HAVE NOT EARNED ANY OPERATING REVENUES SINCE OUR INCORPORATION RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE TO EXPLORE OUR MINERAL PROPERTIES AS A GOING CONCERN.

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $11,617 as of December 31, 2009. At December 31, 2009, we had working capital of $1,509. We incurred a net loss of $3,108 for the three month period ended December 31, 2009 and $61,491 since inception. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated January 11, 2010, to comment about our company's ability to continue as a going concern. Management has plans to seek additional capital through a private placement of its capital stock. These conditions raise substantial doubt about our company's ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that our company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence." We continue to experience net operating losses.

RISKS ASSOCIATED WITH OUR COMMON STOCK

TRADING ON THE OTC BULLETIN BOARD MAY BE VOLATILE AND SPORADIC, WHICH COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK AND MAKE IT DIFFICULT FOR OUR STOCKHOLDERS TO RESELL THEIR SHARES.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS AND FINRA'S SALES PRACTICE REQUIREMENTS, WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority ' requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

TRENDS, RISKS AND UNCERTAINTIES

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

During February and January, 2010 we paid an aggregate of $250,000 to complete mutual releases with various individuals connected to the mineral properties we acquired from Miller and Associates LLC in the State of Wyoming. Pursuant to these releases, properties we have leased from Miller and Associates LLC are now free from any encumbrances and available for exploration.

ITEM 6.  EXHIBITS

Exhibit
Number                                  Description
------                                  -----------

10.1 Mineral and Mining Lease with Miller and Associates LLC dated February 1, 2010. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 10, 2010.)

(31)        RULE 13A-14(A)/15D-14(A) CERTIFICATIONS

31.1* Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Ronald L. Marquardt

31.2* Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Andrew Buchholz

(32)        SECTION 1350 CERTIFICATIONS

32.1* Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Ronald L. Marquardt

32.2* Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Andrew Buchholz

----------
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     ESL TEACHERS INC.


                     /s/ Mauricio Beltran
                     -----------------------------------------------------------
                     Mauricio Beltran
                     President, Chief Operating Officer, Chief Financial Officer and Director
                     (Principal Executive Officer, Principal Accounting Officer)


                     /s/ Maria Guadalupe Flores
                     -----------------------------------------------------------
                     Maria Guadalupe Flores
                     Secretary and Director

Date: February 16, 2010