Form 10-Q
period 2010-03-31
Liberty Coal Energy Corp.
filed 2010-05-13
CIK 1424030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2010

[ ] TRANISITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission File No. 333-148801


                            LIBERTY COAL ENERGY CORP.
             (Exact Name of Registrant as Specified in Its Charter)

             Nevada                                              75-3252264
  (State or Other Jurisdiction                                 (IRS Employer
of Incorporation or Organization)                         Identification Number)

      99 18th Street, Suite 3000
           Denver, Colorado                                        80202
(Address of Principal Executive Offices)                         (Zip Code)

                                 (303) 997-3161
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-3 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 12, 2010, there were 75,900,000 shares of the registrant's $0.001 par value common stock issued and outstanding.

                            LIBERTY COAL ENERGY CORP.

                                 FORM 10-Q INDEX

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                  3

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                12

Item 3. Quantitative and Qualitative Disclosures About Market Risk           16

Item 4T. Controls and Procedures                                             16

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    16

Item 1A. Risk Factors                                                        16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          16

Item 3. Defaults Upon Senior Securities                                      17

Item 4. Submission of Matters to a Vote of Security Holders                  17

Item 5. Other Information                                                    17

Item 6. Exhibits                                                             17

Signature Page                                                               18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            LIBERTY COAL ENERGY CORP.
                          (formerly ESL Teachers Inc.)
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

                                                                   March 31,         September 30,
                                                                     2010                2009
                                                                   ---------           ---------
                                                                  (unaudited)          (audited)
ASSETS

Current asset
  Cash and bank accounts                                           $ 167,041           $  17,430
  Prepaid expenses                                                        --                 445
                                                                   ---------           ---------

Total current assets                                                 167,041              17,875
                                                                   ---------           ---------

Mineral Properties                                                   365,800                  --
                                                                   ---------           ---------

Total assets                                                       $ 532,841           $  17,875
                                                                   =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current liabilities
  Accounts payable and accrued liabilities                         $   4,100           $   7,200
  Due to stockholder                                                   1,058               6,058
                                                                   ---------           ---------

Total liabilities                                                      5,158              13,258
                                                                   ---------           ---------
Stockholders' equity
  Common stock authorized -
   1,500,000,000 common shares with a par value of $0.001
  Common stock issued and outstanding
   75,900,000 and 73,800,000 common shares                            75,900              73,800
  Additional paid-in capital                                         344,586             (10,800)
  Additional paid-in capital - warrants                              183,314                  --
  Deficit accumulated during the exploration stage                   (76,117)            (58,383)
                                                                   ---------           ---------

Total stockholders' equity                                           527,683               4,617
                                                                   ---------           ---------

Total liabilities and stockholders' equity                         $ 532,841           $  17,875
                                                                   =========           =========


   The accompanying notes are an integral part of these financial statements.

                            LIBERTY COAL ENERGY CORP.
                          (formerly ESL Teachers Inc.)
                         (An Exploration Stage Company)

                      STATEMENTS OF OPERATIONS (unaudited)

                                                                                                   Cumulative Amounts
                                                                                                      From Date of
                                     Three Months    Three Months     Six Months      Six Months    Incorporation on
                                        Ended           Ended           Ended           Ended      August 31, 2007 to
                                       March 31,       March 31,       March 31,       March 31,        March 31,
                                         2010            2009            2010            2009             2010
                                     ------------    ------------    ------------    ------------     ------------
REVENUE                              $         --    $         --    $         --    $         --     $         --

OPERATING EXPENSES
  General & Administrative                    187              --           1,201             135            5,307
  Transfer agent                            1,300           3,100           2,895           5,155           15,751
  Legal and Accounting                     13,138           2,202          13,638           4,002           55,059
                                     ------------    ------------    ------------    ------------     ------------

Loss before income taxes                  (14,625)         (5,302)        (17,734)         (9,292)         (76,117)

Provision for income taxes                     --              --              --              --
                                     ------------    ------------    ------------    ------------     ------------

Net loss                             $    (14,625)   $     (5,302)   $    (17,734)   $     (9,292)    $    (76,117)
                                     ============    ============    ============    ============     ============

Basic and diluted loss per
 Common share                                  (1)             (1)             (1)             (1)
                                     ============    ============    ============    ============
Weighted average number of
 common shares outstanding (Note 5)    75,054,444      73,800,000      74,420,330      73,800,000
                                     ============    ============    ============    ============

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                            LIBERTY COAL ENERGY CORP.
                          (formerly ESL Teachers Inc.)
                         (An Exploration Stage Company)

                  STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)

                                                                                              Deficit
                                                                               Additional   Accumulated
                                           Common Stock          Additional     Paid-in      During the       Total
                                       ---------------------      Paid in       Capital     Exploration    Stockholders'
                                       Shares         Amount       Capital      Warrants        Stage         Equity
                                       ------         ------       -------      --------        -----         ------
Inception, August 31, 2007                   --      $    --      $     --      $     --      $     --       $     --

Initial sale of common stock         45,000,000       45,000       (30,000)           --            --         15,000

Net loss for the year                        --           --            --            --        (4,158)        (4,158)
                                     ----------      -------      --------      --------      --------       --------
Balance September 30, 2007           45,000,000       45,000       (30,000)           --        (4,158)        10,842

Private placement on May 31,
 2008 at $0.05 per share             28,800,000       28,800        19,200            --            --         48,000

Net loss for the period                      --           --            --            --       (31,673)       (31,673)
                                     ----------      -------      --------      --------      --------       --------
September 30, 2008                   73,800,000       73,800       (10,800)           --       (35,831)        27,169

Net loss for the period                      --           --            --            --       (22,552)       (22,552)
                                     ----------      -------      --------      --------      --------       --------
September 30, 2009                   73,800,000       73,800       (10,800)           --       (58,383)         4,617

Private placement on February 1,
 2010 at $0.25 per unit               1,000,000        1,000       157,343        91,657            --        250,000

Stock issued with respect to
 property acquisition                   100,000          100        40,700            --            --         40,800

Private placement on February 11,
 2010 at $0.25 per unit               1,000,000        1,000       157,343        91,657            --        250,000

Net loss for the period                      --           --            --       (17,734)      (17,734)
                                     ----------      -------      --------      --------      --------       --------

March 31, 2010                       75,900,000      $75,900      $344,586      $183,314      $(76,117)      $527,683
                                     ==========      =======      ========      ========      ========       ========


   The accompanying notes are an integral part of these financial statements.

                            LIBERTY COAL ENERGY CORP.
                          (formerly ESL Teachers Inc.)
                            (An Exploration Company)

                      STATEMENTS OF CASH FLOWS (unaudited)

                                                                                             Cumulative Amounts
                                                                                                From Date of
                                                         Six Months          Six Months       Incorporation on
                                                           Ended               Ended         August 31, 2007 to
                                                          March 31,           March 31,           March 31,
                                                            2010                2009                2010
                                                         ---------           ---------           ---------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                                $ (17,734)          $  (9,292)          $ (76,117)
  (Increase) Decrease in prepaid expenses                      445              (5,446)                 --
  Increase (Decrease) in accounts payable and
   accrued liabilities                                      (3,100)             (6,077)              4,100
  Increase (Decrease) in due to stockholder                 (5,000)                 --               1,058
                                                         ---------           ---------           ---------

Net cash used in operating activities                      (25,389)            (20,815)            (70,959)
                                                         ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                   500,000                  --             563,000
                                                         ---------           ---------           ---------

Net cash used in financing activities                      500,000                  --             563,000
                                                         ---------           ---------           ---------
CASH FLOWS USED IN INVESTING ACTIVITY
  Acquisition of mineral properties                       (325,000)                 --            (325,000)
                                                         ---------           ---------           ---------

Change in cash during the period                           149,611             (20,815)            167,041

Cash, beginning of the period                               17,430              40,604                  --
                                                         ---------           ---------           ---------

Cash, end of the period                                  $ 167,041           $  19,789           $ 167,041
                                                         =========           =========           =========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                             $      --           $      --           $      --
                                                         =========           =========           =========
  Cash paid for interest                                 $      --           $      --           $      --
                                                         =========           =========           =========


   The accompanying notes are an integral part of these financial statements.

                            LIBERTY COAL ENERGY CORP.
                          (formerly ESL Teachers Inc.)
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS

Liberty Coal Energy Corp. (the "Company"), incorporated in the state of Nevada on August 31, 2007, and was developing business activities in teacher recruiting. The Company changed its business focus in March, 2010 and now intends to enter the business of precious mineral exploration, development, and production. The Company has not yet commenced significant business operations and is considered to be in the exploration stage (formerly in the development stage).

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

MINERAL PROPERTIES

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

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

RECENTLY ADOPTED PRONOUNCEMENTS

VARIABLE INTEREST ENTITIES

In June 2009, the FASB issued changes to require an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The guidance became effective for the Company on February 1, 2010. The adoption of the guidance did not have an impact on the Company's consolidated financial statements. CODIFICATION OF GAAP

In June 2009, the FASB issued guidance to establish the Accounting Standards Codification TM ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, the FASB will issue Accounting Standards Updates ("ASU"). ASUs will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. The guidance became effective for the Company for the period ending October 31, 2009. The adoption of the guidance did not have an impact on the Company's consolidated financial statements.

SUBSEQUENT EVENTS

On July 31, 2009, the Company adopted changes issued by the FASB that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company has evaluated subsequent events through the date the financial statements were issued.

BUSINESS COMBINATIONS

The Company adopted the changes issued by the FASB that requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination.

The Company also adopted the changes issued by the FASB which requires assets and liabilities assumed in a business combination that arise from contingencies be recognized on the acquisition date at fair value if it is more likely than not that they meet the definition of an asset or liability; and requires that contingent consideration arrangements of the target assumed by the acquirer be initially measured at fair value.

The guidance is effective for the Company's acquisitions occurring on or after February 1, 2009. The Company applied these new provisions to two acquisitions that occurred during the year, Rock Coast Media, Inc. and Pixel Bridge, Inc. These acquisitions are more fully disclosed in Note 5 in our Consolidated Financial Statements.

NON-CONTROLLING INTERESTS

In December 2007, the FASB issued changes to establish accounting and reporting standards for all entities that prepare consolidated financial statements that have outstanding non-controlling interests, sometimes called minority interest. These standards require that ownership interests in subsidiaries held by outside parties be clearly identified, labeled and presented in equity separate from the parent's equity; the amount of net income attributable to the parent and the non-controlling interest be separately presented on the consolidated statement of income; accounting standards applied to changes in a parent's interest be consistently applied; fair value measurement upon deconsolidation of a non-controlling interest be used; and the interests of the non-controlling owners be already identified and distinguished. The adoption of this guidance had no impact on the Company's consolidated financial statements.

INTANGIBLE ASSETS

In April 2008, the FASB adopted changes to require companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. The guidance is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets whether acquired before or after the effective date. The Company adopted the guidance on February 1, 2009. The adoption had no impact on the Company's consolidated financial statements.

HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP")

In May 2008, the FASB issued changes to identify the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). The guidance is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU section 411, THE MEANING OF PRESENT FAIRLY IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. Management is currently evaluating the guidance and assessing the impact, if any, on the Company's consolidated financial statements.

REVENUE RECOGNITION

In September 2009, the FASB issued new revenue recognition guidance on multiple deliverable arrangements. It updates the existing multiple-element revenue arrangements guidance currently included under the Accounting Standards Codification ("ASC") 605-25. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) requires the use of the relative selling price method to allocate the entire arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after fiscal 2011, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. Management is currently evaluating the impact of adopting this guidance on the Company's consolidated financial statements.

RECLASSIFICATIONS

Certain balances in the prior years have been reclassified to conform to the current year presentation.

NOTE 3 - DUE TO STOCKHOLDER

The $1,058 due to a stockholder at March 31, 2010 is unsecured, non-interest bearing and has no specific terms of repayment. See Note 6.

NOTE 4 - MINERAL PROPERTIES

CAMPBELL PROPERTY

On February 1, 2010 the Company entered into, and closed, a Mineral and Mining Lease with Miller and Associates, LLC. Pursuant to this agreement, the Company issued 100,000 (post split) shares of its common stock to Miller and Associates, LLC and acquired a 5 year lease on certain mining claims in the state of Wyoming. In addition to the 100,000 (post split) shares issued, the Company agreed to pay an annual fee of US $20,000, adjusted for inflation, as well as a production royalty of 4% on the gross sales of product produced by the mineral claims considered by this agreement.

SHERIDAN PROPERTY

The Company acquired a mineral property leasehold in exchange for $55,000 within 10 days of the date of the Agreement (paid), $25,000 within 90 days of the each of the next three following anniversaries of the date of the Agreement. Additionally, the Company must spend $2,750,000 on development of the property within three years of the date of the Agreement. Additionally, the lessor would receive a royalty of $1 per ton of coal produced from the property and sold with a maximum of $5,000,000. The maximum amount of royalty must be paid within 15 years of the date of the Agreement.

NOTE 5 - CAPITAL STOCK

The company has 1,500,000,000 common shares authorized at a par value of $0.001 per share.

On August 31, 2007, the company issued 1,500,000 common shares to founders for total proceeds of $15,000.

On May 31, 2008, the company completed a private placement whereby it issued 960,000 common shares at $0.05 per share for total proceeds of $48,000.

On February 1, 2010, the company completed a private placement whereby it issued 1,000,000 units for $0.25 per unit. Each unit consists of one common share and common share purchase warrant allowing the holder to purchase a common share at $0.25 per share expiring February 1, 2012.

On February 1, 2010, the company issued 100,000 common shares as partial consideration to acquire the Campbell Property.

On February 11, 2010, the company completed a private placement whereby it issued 1,000,000 units for $0.25 per unit. Each unit consists of one common share and common share purchase warrant allowing the holder to purchase a common share at $0.25 per share expiring February 1, 2012.

On March 15, 2010, the Company increased its authorized common shares from 50,000,000 shares to 1,500,000,000 shares and effected a 30 for 1 forward stock split. All share amounts reflected in the financial statements have been adjusted to reflect the results of the stock split.

WARRANTS

                                                                  Outstanding at
  Issue Date           Number      Price        Expiry Date       March 31, 2010
  ----------           ------      -----        -----------       --------------

February 1, 2010     1,000,000     $0.25    February 1, 2012        1,000,000
February 11, 2010    1,000,000     $0.25    February 11, 2012       1,000,000

NOTE 6 - INCOME TAXES

The Company provides for income taxes using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The cumulative net operating loss carry-forward is approximately $76,117 at March 31, 2010, and will expire beginning in the year 2028.

The cumulative tax effect at the expected rate of 22% of significant items comprising our net deferred tax amount is as follows:

                                                    2010                 2009
                                                  --------             --------
Deferred tax asset attributable to:
  Net operating loss carryover                    $ 16,745             $ 12,888
  Valuation allowance                              (16,745)             (12,888)
                                                  --------             --------
    Net deferred tax asset                        $     --             $     --
                                                  ========             ========

NOTE 7 - RELATED PARTY TRANSACTION

As at March 31, 2010, there is a balance owing to a stockholder of the Company in the amount of $1,058.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 8 - GOING CONCERN

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $76,117 as of March 31, 2010. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Except for historical information, the following Management's Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) discussions about mineral resources and mineralized material, (b) our projected sales and profitability,
(c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Description of Business," as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock. As used in this quarterly report, the terms "we," "us," and "our" mean Liberty Coal Energy Corp., unless otherwise indicated.

OVERVIEW

We are a precious metal mineral acquisition, exploration and development company, formed in Nevada on August 31, 2007. At the time of our incorporation, we were incorporated under the name "ESL Teachers Inc." and our original business plan was to develop and sell online employment services specifically for both ESL Teachers and the ESL operations seeking to hire them worldwide. On March 15, 2010, we changed our name to Liberty Coal Energy Corp. by way of a merger with our wholly owned subsidiary, Liberty Coal Energy Corp. that was formed solely for the purpose of changing our name. In addition to the name change, we changed our intended business purpose to that of precious metal mineral exploration, development and production. Further, effective March 15, 2010, we effected a 30 for 1 forward stock split of our issued and outstanding common stock. As a result, our authorized capital increased from 50,000,000 shares of common stock, $0.001 par value per share, to 1,500,000,000 shares of common stock, $0.001 par value per share. Unless specifically stated otherwise, all share amounts referenced herein, will refer to post-forward stock split share amounts.

Our primary business focus is to acquire, explore and develop coal properties in North America. Currently, we are developing two projects. The first is the Sheridan County Project in Wyoming, USA, located on a 1,292.47-acre property in Sheridan County, Wyoming. We currently have a 100% interest in the property.

The second project is the Campbell Project. On February 1, 2010, we entered into a lease agreement with Miller and Associates, LLC. to acquire a 100% interest in the project by issuing 100,000 post-split shares of common stock, an annual payment of $20,000 adjusted annually by the CPI (consumer price index as published by the US Government) according to this formula each year previous payment times 1+ fractional CPI index. For example, if CPI is 3% the following payment will be $20,000 x 1.03 or $20,600. In addition, we agreed to pay on the 25th day of each calendar month, for the right to mine all coal on the Project a production royalty of 4% of the Gross Sales Price of all coal mined and sold from the Project.

We are an exploration stage company with limited operations and no revenues from our business activities.

The following is a discussion and analysis of our plan of operation for the quarter ended March 31, 2010, and the factors that could affect our future financial condition and plan of operation.

GOING CONCERN CONSIDERATION

Our registered independent auditors included an explanatory paragraph in their report on our financial statements as of and for the years ended September 30, 2009 and 2008, regarding concerns about our ability to continue as a going concern.

Due to this doubt about our ability to continue as a going concern, management is open to new business opportunities, which may prove more profitable to our shareholders. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. If we are unable to secure adequate capital to continue our acquisition and exploration efforts, our business may fail and our stockholders may lose some or all of their investment.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

We had a net loss of $14,625 for the quarter ended March 31, 2010, which was $9,323 greater than the net loss of $5,302 for the quarter ended March 31, 2009. The significant change in our results over the two periods is primarily the result of increases in legal fees and accounting fees,. These increases were partially offset by decreases in transfer agent fees.

The following table summarizes key items of comparison and their related increase (decrease) for the quarters ended March 31, 2010, and 2009:

                                       Three-Months Ended
                                           January 31,
                                   --------------------------       Increase
                                     2010              2009        (Decrease)
                                   --------          --------      ----------
REVENUES                           $     --          $     --       $     --
                                   ========          ========       ========
EXPENSES:
  General and Administrative -
    Legal  and Accounting Fees       13,138             2,202         10,936
    General and Administrative          187                --            187
    Transfer Agent                    1,300             3,100         (1,800)
                                   --------          --------       --------
Total G & A Expenses               $ 14,625          $  5,302       $  9,323
                                   ========          ========       ========

NET (LOSS)                         $ 14,625          $  5,302       $  9,323
                                   ========          ========       ========

SIX MONTHS ENDED MARCH 31, 2010 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2009

We had a net loss of $17,734 for the six months ended March 31, 2010, which was $8,442 greater than the net loss of $9,292 for the six months ended March 31, 2009. The significant change in our results over the two periods is primarily the result of increases in legal fees and accounting fees and general and administrative fees. These increases were partially offset by decreases in transfer agent fees.

The following table summarizes key items of comparison and their related increase (decrease) for the quarters ended March 31, 2010, and 2009:

                                       Three-Months Ended
                                           January 31,
                                   --------------------------       Increase
                                     2010              2009        (Decrease)
                                   --------          --------      ----------
REVENUES                           $    --           $    --        $    --
                                   =======           =======        =======
EXPENSES:
  General and Administrative -
    Legal  and Accounting Fees      13,638             4,002          9,636
    General and Administrative       1,201               135          1,066
    Transfer Agent                   2,895             5,155         (2,260)
                                   -------           -------        -------
Total G & A Expenses               $17,734           $ 9,292        $ 8,442
                                   =======           =======        =======

NET (LOSS)                         $17,734           $ 9,292        $ 8,442
                                   =======           =======        =======

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of March 31, 2010, reflects assets of $532,841. We had cash in the amount of $167,041 and a working capital in the amount of $161,883 as of March 31, 2010. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

                                                        At             At
                                                     March, 31     September 30,
                                                       2010           2009
                                                     --------       --------
Current assets                                       $167,041       $ 17,875
Current liabilities                                     5,158         13,258
Working capital                                      $161,883       $  4,617

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

                                                         Six-Months Ended
                                                             March 31,
                                                     ------------------------
                                                       2010           2009
                                                     ---------      ---------
Net Cash (Used in) Operating Activities              $ (25,389)     $ (20,815)
Net Cash (Used in) Investing Activities               (325,000)            --
Net Cash Provided by Financing Activities              500,000             --
                                                     ---------      ---------
NET INCREASE (DECREASE) IN CASH                      $ 149,611      $ (20,815)
                                                     =========      =========

OPERATING ACTIVITIES

Net cash flow used in operating activities during the six-months ended March 31, 2010 was $25,389 - an increase of $4,574 from the $20,815 net cash outflow during the six-months ended March 31, 2009.

INVESTING ACTIVITIES

The primary driver of cash used in investing activities was capital spending in the acquisition of coal properties.

Cash used in investing activities during the six-months ended March 31, 2010 was $325,000, which was an increase of $325,000 from the $0 of cash used in investing activities during the six-months ended March 31, 2009. This increase in the cash used in investing activities was primarily due to the acquisition of the Sheridan County and Campbell projects.

FINANCING ACTIVITIES

Financing activities during the six-months ended March 31, 2010, provided $500,000 to us, an increase of $500,000 from the $0 provided by financing activities during the six-months ended March 31, 2009.

On February 1, 2010, we completed a private placement whereby we issued 1,000,000 (post-split) units at $0.25 per unit. Each unit consists of one common share of the Company`s stock and one warrant to purchase an additional share of the Company's common stock at $0.50 per share for a period of 24 months.

On February 11, 2010, we completed a private placement whereby we issued 1,000,000 (post-split) units at $0.25 per unit. Each unit consists of one common share of the Company`s stock and one warrant to purchase an additional share of the Company's common stock at $0.50 per share for a period of 24 months.

RECENT ACCOUNTING PRONOUNCEMENTS

For recent accounting pronouncements, please refer to the notes to the financial statements section of this Quarterly Report.

MINERAL PROPERTIES

A. SHERIDAN VALLEY PROPERTY

On March 2, 2010, we entered into letter of agreement for the acquisition of private mineral leasehold rights to certain coal mining property in Sheridan County, Wyoming with Rocking Hard Investment, LLC and Synfuel Technology, Inc. (the "Agreement").

In consideration for the mineral property leasehold, we must pay $55,000 within 10 days of the date of the Agreement, $25,000 within 90 days of the each of the next three following anniversaries of the date of the Agreement. Additionally, we must spend $2,750,000 on development of the property within three years of the date of the Agreement.

As part of the Agreement, we have also agreed to enter into a royalty Agreement with Rocking Hard Investment, LLC pursuant to which Rocking Hard would receive a royalty of $1.00 per ton of coal produced from the property and sold with a maximum of $5,000,000. The maximum amount of royalty must be paid within 15 years of the date of the Agreement.

B. CAMPBELL PROPERTY

On February 1, 2010 we entered into, and closed, a Mineral and Mining Lease with Miller and Associates, LLC. Pursuant to this agreement, the Company issued 100,000 (post split) shares of its common stock to Miller and Associates, LLC and acquired a 5 year lease on certain mining claims in the state of Wyoming. In addition to the 100,000 (post split) shares issued to Miller and Associates, LLC, we agreed to pay an annual fee of US $20,000, adjusted for inflation, as well as a production royalty of 4% on the gross sales of product produced by the mineral claims considered by this agreement.

For the period beginning the date of this lease and continuing to the third anniversary date, the Lessor grants the Lessee an option to buy out 3% of the 4% production royalty in increments of 1% at a purchase price of $600,000 per increment.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment.

REVENUES

We had no revenues for the quarter ended March 31, 2010.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 1, 2010, we entered into a subscription agreement with a non-U.S. investor, who acquired 1,000,000 (post split) units at $0.25 per unit for aggregate proceeds of $250,000. Each unit consists of one common share of our common stock and one warrant to purchase an additional share of the company's common stock at $0.50 per share for a period of 24 months. These securities were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

Also on February 1, 2010 we entered into, and closed, a Mineral and Mining Lease with Miller and Associates, LLC. Pursuant to this agreement, we issued 100,000 (post split) shares of our common stock to Miller and Associates, LLC. The share issuance was made without a prospectus in reliance on exemptions from registration in Section 4(2) of the Securities Act of 1933, as amended.

The above share issuances were completed upon the company completing a 30 for one forward split of its issued and outstanding shares of common stock.

On February 11, 2010, we entered into a subscription agreement with a with a non-U.S. investor who acquired 1,000,000 (post split) units at $0.25 per unit for aggregate proceeds of $250,000. Each unit consists of one common share of the Company's stock and one warrant to purchase an additional share of the Company's common stock at $0.50 per share for a period of 24 months. These securities were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders in the period covered by this Quarterly Report on Form 10-Q.

ITEM 5. OTHER INFORMATION

Effective April 30, 2010, Maria Guadalupe Flores N. resigned as secretary and as a director of our company.

Effective April 30, 2010, Mauricio Beltran resigned as president, chief executive officer, chief financial officer and treasurer of our company. Mr. Beltran will remain as a director of our company.

On April 30, 2010, we appointed Edwin G. Morrow as president, chief executive officer, chief financial officer and as a director of our company.

ITEM 6. EXHIBITS

Exhibit No.                          Description
-----------                          -----------

3.1 Articles of Incorporation (Attached as a exhibit to our Registration Statement on Form SB-2 originally filed with the SEC on January 23, 2008 and incorporated herein by reference).
3.2 Bylaws (Attached as a exhibit to our Registration Statement on Form S1/A originally filed with the SEC on February 27, 2008 and incorporated herein by reference).
3.3 Articles of Merger (previously filed as Exhibit 3.01 to our Current Report on Form 8-K filed on March 29, 2010.)
3.4 Certificate of Change (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 29, 2010.)
10.1 Mineral and Mining Lease with Miller and Associates LLC dated February 1, 2010. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 10, 2010.)
10.2 Letter of Agreement with Rocking Hard Investment, LLC and Synfuel Technology, Inc., dated March 2, 2010 (previously filed as Exhibit
             10.1 to our Current Report on Form 8-K filed on March 4, 2010.)
31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32 Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

----------
* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LIBERTY COAL ENERGY CORP.


Date: May 13, 2010                    By: /s/ Edwin G. Morrow
                                          --------------------------------------
                                       Name:  Edwin G. Morrow
                                       Title: Chief Executive Officer
                                              (Principal Executive Officer)