Form 10-Q
period 2010-06-30
Liberty Coal Energy Corp.
filed 2010-08-16
CIK 1424030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2010

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

As of August 14, 2010, there were 75,900,000 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            Liberty Coal Energy Corp.
                          (formerly ESL Teachers Inc.)
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

                                                                     June 30,           September 30,
                                                                       2010                 2009
                                                                    ----------           ----------
                                                                    (unaudited)           (audited)
ASSETS

Current asset
  Cash and bank accounts                                            $   91,430           $   17,430
  Prepaid expenses                                                       5,920                  445
                                                                    ----------           ----------

Total current assets                                                    97,350               17,875
                                                                    ----------           ----------

Website                                                                  3,800                   --
Mineral Properties                                                     365,800                   --
                                                                    ----------           ----------

Total assets                                                        $  466,950           $   17,875
                                                                    ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Current liabilities
    Accounts payable and accrued liabilities                        $   18,969           $    7,200
    Due to stockholder                                                   1,058                6,058
                                                                    ----------           ----------

 Total liabilities                                                      20,027               13,258
                                                                    ----------           ----------
Stockholders' equity
  Common stock authorized -
    1,500,000,000 common shares with a par value of $0.001
  Common stock issued and outstanding
    75,900,000 and 73,800,000 common shares                             75,900               73,800
  Additional paid-in capital                                           344,586              (10,800)
  Additional paid-in capital - warrants                                183,314                   --
  Deficit accumulated during the exploration stage                    (156,877)             (58,383)
                                                                    ----------           ----------

Total stockholders' equity                                             446,923                4,617
                                                                    ----------           ----------

Total liabilities and stockholders' equity                          $  466,950           $   17,875
                                                                    ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                            Liberty Coal Energy Corp.
                          (formerly ESL Teachers Inc.)
                         (An Exploration Stage Company)

                      STATEMENTS OF OPERATIONS (unaudited)

                                                                                                     Cumulative Amounts
                                                                                                        From Date of
                               Three Months      Three Months       Nine Months       Nine Months     Incorporation on
                                  Ended             Ended             Ended             Ended        August 31, 2007 to
                                 June 30,          June 30,          June 30,          June 30,           June 30,
                                   2010              2009              2010              2009               2010
                               ------------      ------------      ------------      ------------       ------------
REVENUE                        $         --      $         --      $         --      $         --       $         --
                               ------------      ------------      ------------      ------------       ------------
OPERATING EXPENSES
  General & Administrative            2,141               750             3,342               885              7,448
  Consulting                         45,000                --            45,000                --             45,000
  Investor Relations                 13,333                --            13,333                --             13,333
  Transfer Agent                         --             2,800             2,895             7,955             15,751
  Legal and Accounting               20,286             1,000            33,924             5,002             75,345
                               ------------      ------------      ------------      ------------       ------------

Loss before income taxes            (80,760)           (4,550)          (98,494)          (13,842)          (156,877)

Provision for income taxes               --                --                --                --                 --
                               ------------      ------------      ------------      ------------       ------------

Net loss                       $    (80,760)     $     (4,550)     $    (98,494)     $    (13,842)      $   (156,877)
                               ============      ============      ============      ============       ============

Basic and diluted loss per
 Common share (1)                        (1)               (1)               (1)               (1)
                               ============      ============      ============      ============
Weighted average number
 of common shares
 outstanding (Note 5)            75,900,000        73,800,000        74,913,553        73,800,000
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

                            Liberty Coal Energy Corp.
                          (formerly ESL Teachers Inc.)
                         (An Exploration Stage Company)

                  STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)

                                                                                              Deficit
                                                                               Additional   Accumulated
                                           Common Stock          Additional     Paid-in      During the       Total
                                       ---------------------      Paid in       Capital     Exploration    Stockholders'
                                       Shares         Amount       Capital      Warrants        Stage         Equity
                                       ------         ------       -------      --------        -----         ------
Inception, August 31, 2007                   --      $    --      $     --      $     --      $      --      $     --

Initial sale of common stock         45,000,000       45,000       (30,000)           --             --        15,000

Net loss for the year                        --           --            --            --         (4,158)       (4,158)
                                     ----------      -------      --------      --------      ---------      --------
Balance September 30, 2007           45,000,000       45,000       (30,000)           --         (4,158)       10,842

Private placement on May 31,
 2008 at $0.05 per share             28,800,000       28,800        19,200            --             --        48,000

Net loss for the period                      --           --            --            --        (31,673)      (31,673)
                                     ----------      -------      --------      --------      ---------      --------
September 30, 2008                   73,800,000       73,800       (10,800)           --        (35,831)       27,169

Net loss for the period                      --           --            --            --        (22,552)      (22,552)
                                     ----------      -------      --------      --------      ---------      --------
September 30, 2009                   73,800,000       73,800       (10,800)           --        (58,383)        4,617

Private placement on February 1,
 2010 at $0.25 per unit               1,000,000        1,000       157,343        91,657             --       250,000

Stock issued with respect to
 property acquisition                   100,000          100        40,700            --             --        40,800

Private placement on February 11,
 2010 at $0.25 per unit               1,000,000        1,000       157,343        91,657             --       250,000

Net loss for the period                      --           --            --            --        (98,494)      (98,494)
                                     ----------      -------      --------      --------      ---------      --------

June 30, 2010                        75,900,000      $75,900      $344,586      $183,314      $(156,877)     $446,923
                                     ==========      =======      ========      ========      =========      ========


   The accompanying notes are an integral part of these financial statements.

                            LIBERTY COAL ENERGY CORP.
                          (formerly ESL Teachers Inc.)
                            (An Exploration Company)

                      STATEMENTS OF CASH FLOWS (unaudited)

                                                                                              Cumulative Amounts
                                                                                                 From Date of
                                                        Nine Months          Nine Months       Incorporation on
                                                          Ended                Ended          August 31, 2007 to
                                                         June 30,             June 30,             June 30,
                                                           2010                 2009                 2010
                                                        ----------           ----------           ----------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                               $  (98,494)          $  (13,842)          $ (156,877)
  (Increase) Decrease in prepaid expenses                   (5,475)              (2,496)              (5,920)
  Increase (Decrease) in accounts payable and
   accrued liabilities                                      11,769               (5,327)              18,969
  Increase (Decrease) in due to stockholder                 (5,000)                  --                1,058
                                                        ----------           ----------           ----------

Net cash used in operating activities                      (97,200)             (22,115)            (142,770)
                                                        ----------           ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                   500,000                   --              563,000
                                                        ----------           ----------           ----------

Net cash used in financing activities                      500,000                   --              563,000
                                                        ----------           ----------           ----------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Investment in website                                     (3,800)                  --               (3,800)
  Acquisition of mineral properties                       (325,000)                  --             (325,000)
                                                        ----------           ----------           ----------

Net cash used in financing activities                     (328,800)                  --             (328,800)
                                                        ----------           ----------           ----------

Change in cash during the period                            74,000              (22,115)              91,430

Cash, beginning of the period                               17,430               40,604                   --
                                                        ----------           ----------           ----------

Cash, end of the period                                 $   91,430           $   18,489           $   91,430
                                                        ==========           ==========           ==========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                            $       --           $       --           $       --
                                                        ==========           ==========           ==========

  Cash paid for interest                                $       --           $       --           $       --
                                                        ==========           ==========           ==========


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

SUBSEQUENT EVENTS

On July 31, 2009, the Company adopted changes issued by the FASB that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company has evaluated subsequent events through August 12, 2010, the date the financial statements were issued.

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

NOTE 3 - DUE TO STOCKHOLDER

The $1,058 due to a stockholder at June 30, 2010 is unsecured, non-interest bearing and has no specific terms of repayment. See Note 6.

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

WARRANTS

                                                                  Outstanding at
  Issue Date           Number      Price        Expiry Date       June 30, 2010
  ----------           ------      -----        -----------       -------------

February 1, 2010     1,000,000     $0.25    February 1, 2012        1,000,000
February 11, 2010    1,000,000     $0.25    February 11, 2012       1,000,000

NOTE 6 - INCOME TAXES

The Company provides for income taxes using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The cumulative net operating loss carry-forward is approximately $156,877 at June 30, 2010, and will expire beginning in the year 2028.

The cumulative tax effect at the expected rate of 22% of significant items comprising our net deferred tax amount is as follows:

                                                     2010                2009
                                                   --------            --------
Deferred tax asset attributable to:
  Net operating loss carryover                     $ 34,512            $ 12,888
  Valuation allowance                               (34,512)            (12,888)
                                                   --------            --------
      Net deferred tax asset                       $     --            $     --
                                                   ========            ========

NOTE 7 - RELATED PARTY TRANSACTION

As at June 30, 2010, there is a balance owing to a stockholder of the Company in the amount of $1,058.

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $156,877 as of June 30, 2010. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED JUNE 30, 2010  COMPARED TO THE THREE  MONTHS ENDED JUNE 30,
2009

We had a net loss of $80,760 for the quarter ended June 30, 2010, which was $71,437 greater than the net loss of $4,550 for the quarter ended March 31, 2010. The significant change in our results over the two periods is primarily the result of increases in legal fees and accounting fees and the introduction of consulting fees and investor relations. These increases were partially offset by decreases in transfer agent fees.

The following table summarizes key items of comparison and their related increase (decrease) for the quarters ended June 30, 2010, and 2009:

                                       Three-Months Ended
                                            June 30,
                                   --------------------------          Increase
                                     2010              2009           (Decrease)
                                   --------          --------         ----------
REVENUES                           $     --          $     --          $      0
                                   ========          ========          ========
EXPENSES:
  General and Administrative -
    Legal  and Accounting Fees       20,286             1,000            19,286
    Investor Relations               13,333                --            13,333
    Consulting Fees                  45,000                --            45,000
    General and Administrative        2,141               750             1,391
    Transfer Agent                       --             2,800            (2,800)
                                   --------          --------          --------
Total G & A Expenses               $ 80,760          $  4,550          $ 76,210
                                   ========          ========          ========

NET (LOSS)                         $ 80,760          $  4,550          $ 76,210
                                   ========          ========          ========

NINE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2009

We had a net loss of $98,494 for the nine months ended June 30, 2010, which was $84,652 greater than the net loss of $13,842 for the nine months ended June 30, 2009. The significant change in our results over the two is primarily the result of increases in legal fees and accounting fees and the introduction of consulting fees and investor relations. These increases were partially offset by decreases in transfer agent fees.

The following table summarizes key items of comparison and their related increase (decrease) for the nine month periods ended June 30, 2010, and 2009:

                                       Nine-Months Ended
                                            June 30,
                                   --------------------------          Increase
                                     2010              2009           (Decrease)
                                   --------          --------         ----------
REVENUES                           $     --          $     --          $      0
                                   ========          ========          ========
EXPENSES:
  General and Administrative -
    Legal  and Accounting Fees       33,924             5,002            28,922
    Investor Relations               13,333                --            13,333
    Consulting                       45,000                --            45,000
    General and Administrative        3,342               885             2,457
    Transfer Agent                    2,895             7,955            (5,060)
                                   --------          --------          --------
Total G & A Expenses               $ 98,494          $ 13,842          $ 84,652
                                   ========          ========          ========

NET (LOSS)                         $ 98,494          $ 13,842          $ 84,652
                                   ========          ========          ========

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of June 30, 2010, reflects assets of $466,950. We had cash in the amount of $91,430 and a working capital in the amount of $77,323 as of June 30, 2010. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

                                                    At                  At
                                                 June 30,          September 30,
                                                   2010                2009
                                                ----------          ----------
Current assets                                  $   97,350          $   17,875
Current liabilities                                 20,027              13,258
Working capital                                 $   77,323          $    4,617

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

                                                       Nine-Months Ended
                                                            June 30,
                                                ------------------------------
                                                   2010                2009
                                                ----------          ----------
Net Cash (Used in) Operating Activities         $  (97,200)         $  (22,115)
Net Cash (Used in) Investing Activities           (328,800)                 --
Net Cash Provided by Financing Activities          500,000                  --
                                                ==========          ==========
NET INCREASE (DECREASE) IN CASH                 $   74,000          $  (22,115)
                                                ==========          ==========

OPERATING ACTIVITIES

Net cash flow used in operating activities during the nine-months ended June 30, 2010 was $97,200 - an increase of $75,085 from the $22,115 net cash outflow during the nine-months ended June 30, 2009.

INVESTING ACTIVITIES

The primary driver of cash used in investing activities was capital spending in the acquisition of coal properties.

Cash used in investing activities during the nine-months ended June 30, 2010 was $328,800, which was an increase of $328,800 from the $0 of cash used in investing activities during the nine-months ended June 30, 2009. This increase in the cash used in investing activities was primarily due to the acquisition of the Sheridan County and Campbell projects.

FINANCING ACTIVITIES

Financing activities during the nine-months ended June 30, 2010, provided $500,000 to us, an increase of $500,000 from the $0 provided by financing activities during the nine-months ended June 30, 2009.

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

REVENUES

We had no revenues for the quarter ended June 30, 2010.

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

                                       LIBERTY COAL ENERGY CORP.


Date: August 16, 2010                    By: /s/ Edwin G. Morrow
                                          --------------------------------------
                                       Name:  Edwin G. Morrow
                                       Title: Chief Executive Officer
                                              (Principal Executive Officer)