Form 10-K
period 2010-09-30
Liberty Coal Energy Corp.
filed 2011-01-11
CIK 1424030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended September 30, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from ____________ to _____________

                        Commission file number 000-51973


                            LIBERTY COAL ENERGY CORP.
             (Exact name of registrant as specified in its charter)

            Nevada                                                   N/A
  (State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

 99 18th Street, Suite 3000, Denver CO                              80202
(Address of principal executive offices)                         (Zip Code)

                                  303.997.3161
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

       N/A                                                N/A
Title of Each Class                    Name of Each Exchange On Which Registered


           Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, par value of $0.001
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 31, 2010, was $2,781,000 based on the average bid/ask price for the Common Stock on March 31, 2010. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date. 57,900,000 shares of common stock issued & outstanding as of January 10, 2011

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                TABLE OF CONTENTS

Item 1.     Business..........................................................3

Item 1A.    Risk Factors......................................................5

Item 1B.    Unresolved Staff Comments........................................10

Item 2.     Properties.......................................................10

Item 3.     Legal Proceedings................................................12

Item 4.     [Removed and Reserved]...........................................12

Item 5.     Market for Common Equity and Related Stockholder Matters and
            Issuer Purchases of Equity Securities ...........................12

Item 6.     Selected Financial Data..........................................13

Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................13

Item 8.     Financial Statements and Supplementary Data......................19

Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure.............................................31

Item 9A.    Controls and Procedures..........................................31

Item 9B.    Other Information................................................32

Item 10.    Directors, Executive Officers and Corporate Governance...........32

Item 11.    Executive Compensation...........................................35

Item 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters..................................37

Item 13.    Certain Relationships and Related Transactions, and Director
            Independence.....................................................38

Item 14.    Principal Accountants Fees and Services..........................38

Item 15.    Exhibits, Financial Statement Schedules..........................39

                                     PART I

ITEM 1. BUSINESS

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

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our company", mean Liberty Coal Energy Corp. a Nevada corporation, unless otherwise indicated.

CORPORATE HISTORY

The address of our principal executive office is 99 18th Street, Suite 3000, Denver, Colorado 80202. Our telephone number is 303.997.3161.

Our common stock is quoted on the OTC Bulletin Board under the symbol "LBTG".

We were incorporated on August 31, 2007 as "ESL Teachers Inc." under the laws of the state of Nevada. Our original business plan was to develop and sell online employment services specifically for both ESEL Teachers and ESL operations seeking to hire teachers worldwide. On March 15, 2010, we changed our name to Liberty Coal Energy Corp. by way of a merger with our wholly owned subsidiary "Liberty Coal Energy Corp." which was formed solely for the purpose of the change of name. The change of name was to better represent the new business director of our company to that of a precious metal mineral exploration, development and production company.

In addition, on March 15, 2010, we effected a 30 for 1 forward stock split of our authorized and issued and outstanding shares of common stock such that our authorized capital increased from 50,000,000 shares of common stock, $0.001 par value per share to 1,500,000,000 shares of common stock, par value $0.001 per share.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

OUR CURRENT BUSINESS

Our primary business focus is to acquire, explore and develop coal properties in North American. We are currently developing two properties, the Sheridan County Project in Sheridan County, Wyoming and the Campbell Project in Campbell County, Wyoming.

COMPETITION

The mining industry is intensely competitive. We compete with numerous individuals and companies, including many major mining companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for access to funds. There are other competitors that have operations in the area and the presence of these competitors could adversely affect our ability to compete for financing and obtain the service providers, staff or equipment necessary for the exploration and exploitation of our properties.

COMPLIANCE WITH GOVERNMENT REGULATION

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations, as well as other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.

We are committed to complying with and are, to our knowledge, in compliance with, all governmental and environmental regulations applicable to our company and our properties. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. We cannot predict the extent to which these requirements will affect our company or our properties if we identify the existence of minerals in commercially exploitable quantities. In addition, future legislation and regulation could cause additional expense, capital expenditure, restrictions and delays in the exploration of our properties.

EMPLOYEES

Our directors and officers currently act as employees of our company. We do not expect any material changes in the number of employees over the next 12 month period.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs. We will continue to outsource contract employment as needed.

RESEARCH AND DEVELOPMENT

We have not spent any amounts on which has been classified as research and development activities in our financial statements since our inception.

GOING CONCERN

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

SUBSIDIARIES

We have do not have any subsidiaries.

INTELLECTUAL PROPERTY

We do not own, either legally or beneficially, any patent or trademark.

REPORTS TO SECURITY HOLDERS

We are not required to deliver an annual report to our stockholders but will voluntarily send an annual report, together with our annual audited financial statements upon request. We are required to file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission. Our Securities and Exchange Commission filings are available to the public over the Internet at the SEC's website at http://www.sec.gov.

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the site is http://www.sec.gov.

ITEM 1A. RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

RISKS ASSOCIATED WITH MINING

WE ARE IN THE EXPLORATION STAGE AND HAVE YET TO ESTABLISH OUR MINING OPERATIONS, WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS. THERE CAN BE NO ASSURANCE THAT WE WILL EVER GENERATE REVENUES FROM OPERATIONS OR EVER OPERATE PROFITABLY.

We are currently in the exploration stage and have yet to establish our mining operations. Our limited history makes it difficult for potential investors to evaluate our business. We need to complete a drilling program and obtain feasibility studies on the properties in which we have an interest in order to establish the existence of commercially viable coal deposits and proven and probable reserves on such properties. Therefore, our proposed operations are subject to all of the risks inherent in the unforeseen costs and expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the coal industry in general. Despite our best efforts, we may never overcome these obstacles to financial success. There can be no assurance that our efforts will be successful or result in revenue or profit, or that investors will not lose their entire investment.

IF WE DO NOT OBTAIN FINANCING WHEN NEEDED, OUR BUSINESS WILL FAIL.

As of September 30, 2010, we had approximately $59,190 in cash and cash equivalents in our accounts. We estimate that we will need approximately US$1,200,000 in working capital to fund capital and operational costs with respect to our planned exploration phase. We do not have any arrangements for additional financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for our products, production costs, the availability of credit, prevailing interest rates and the market price for our common stock.

WE FACE NUMEROUS UNCERTAINTIES IN CONFIRMING THE EXISTENCE OF ECONOMICALLY RECOVERABLE COAL RESERVES AND IN ESTIMATING THE SIZE OF SUCH RESERVES, AND INACCURACIES IN OUR ESTIMATES COULD RESULT IN LOWER THAN EXPECTED REVENUES, HIGHER THAN EXPECTED COSTS OR FAILURE TO ACHIEVE PROFITABILITY.

We have not established the existence of a commercially viable coal deposit on the properties in which we have an interest. Further exploration will be required in order to establish the existence of economically recoverable coal reserves and in estimating the size of those reserves. However, estimates of the economically recoverable quantities and qualities attributable to any particular group of properties, classifications of reserves based on risk of recovery and estimates of net cash flows expected from particular reserves prepared by different engineers or by the same engineers at different times may vary substantially. Actual coal tonnage recovered from identified reserve areas or properties and revenues and expenditures with respect to such reserves may vary materially from estimates. Inaccuracies in any estimates related to our reserves could materially affect our ability to successfully commence profitable mining operations.

OUR FUTURE SUCCESS DEPENDS UPON OUR ABILITY TO ACQUIRE AND DEVELOP COAL RESERVES THAT ARE ECONOMICALLY RECOVERABLE AND TO RAISE THE CAPITAL NECESSARY TO FUND MINING OPERATIONS.

Our future success depends upon our conducting successful exploration and development activities and acquiring properties containing economically recoverable coal deposits. In addition, we must also generate enough capital, either through our operations or through outside financing, to mine these reserves. Our current strategy includes completion of exploration activities on our current properties and, in the event we are able to establish the existence of commercially viable coal deposits on such properties, continuing to develop our existing properties. Our ability to develop our existing properties and to commence mining operations will depend on our ability to obtain sufficient working capital through financing activities.

DUE TO VARIABILITY IN COAL PRICES AND IN OUR COST OF PRODUCING COAL, AS WELL AS CERTAIN CONTRACTUAL COMMITMENTS, WE MAY BE UNABLE TO SELL COAL AT A PROFIT.

In the event we are able to commence coal production from our properties, we will plan to sell any coal we produce for a specified tonnage amount and at a negotiated price pursuant to short-term and long-term contracts. Price adjustment, "price reopener" and other similar provisions in long-term supply agreements may reduce the protection from short-term coal price volatility traditionally provided by such contracts. Any adjustment or renegotiation leading to a significantly lower contract price would result in decreased revenues and lower our gross margins. Coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or our customers during the duration of specified events beyond the control of the affected party. Most coal supply agreements contain provisions requiring us to deliver coal meeting quality thresholds for certain characteristics such as Btu, sulfur content, ash content, hardness and ash fusion temperature. Failure to meet these specifications could result in economic penalties, including price adjustments, the rejection of deliveries or, in the extreme, termination of the contracts. Consequently, due to the risks mentioned above with respect to long-term supply agreements, we may not achieve the revenue or profit we expect to achieve from any such future sales commitments. In addition, we may not be able to successfully convert these future sales commitments into long-term supply agreements.

THE COAL INDUSTRY IS HIGHLY COMPETITIVE AND INCLUDES MANY LARGE NATIONAL AND INTERNATIONAL RESOURCE COMPANIES. THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO EFFECTIVELY COMPETE IN THIS INDUSTRY AND OUR FAILURE TO COMPETE EFFECTIVELY COULD CAUSE OUR BUSINESS TO FAIL OR COULD REDUCE OUR REVENUE AND MARGINS AND PREVENT US FROM ACHIEVING PROFITABILITY.

In the event we are able to produce coal, we will be in competition for sale of our coal with numerous large producers and hundreds of small producers who operate globally. The markets in which we may seek to sell our coal are highly competitive and are affected by factors beyond our control. There is no assurance of demand for any coal we are able to produce, and the prices that we may be able to obtain will depend primarily on global coal consumption patterns, which in turn are affected by the demand for electricity, coal transportation costs, environmental and other governmental regulations and orders, technological developments and the availability and price of competing alternative energy sources such as oil, natural gas, nuclear energy and hydroelectric energy. In addition, during the mid-1970s and early 1980s, a growing coal market and increased demand for coal attracted new investors to the coal industry and spurred the development of new mines and added production capacity throughout the industry. Although demand for coal has grown over the recent past, the industry has since been faced with overcapacity, which in turn has increased competition and lowered prevailing coal prices. Moreover, because of greater competition for electricity and increased pressure from customers and regulators to lower electricity prices, public utilities are lowering fuel costs and requiring competitive prices on their purchases of coal. Accordingly, there is no assurance that we will be able to produce coal at competitive prices or that we will be able to sell any coal we produce for a profit. Our inability to compete effectively in the global market for coal would cause our business to fail.

OUR INABILITY TO DIVERSIFY OUR OPERATIONS MAY SUBJECT US TO ECONOMIC FLUCTUATIONS WITHIN OUR INDUSTRY.

Our limited financial resources reduce the likelihood that we will be able to diversify our operations. Our probable inability to diversify our activities into more than one business area will subject us to economic fluctuations within the coal industry and therefore increase the risks associated with our operations.

THE INTERNATIONAL COAL INDUSTRY IS HIGHLY CYCLICAL, WHICH WILL SUBJECT US TO FLUCTUATIONS IN PRICES FOR ANY COAL WE PRODUCE.

In the event we are able to produce coal, we will be exposed to swings in the demand for coal, which will have an impact on the prices for our coal. The demand for coal products and, thus, the financial condition and results of operations of companies in the coal industry, including us, are generally affected by macroeconomic fluctuations in the world economy and the domestic and international demand for energy. In recent years, the price of coal has been at historically high levels, but these price levels may not continue. Any material decrease in demand for coal could have a material adverse effect on our operations and profitability.

THE PRICE OF COAL IS DRIVEN BY THE GLOBAL MARKET. IT IS AFFECTED BY CHANGING REQUIREMENTS OF CUSTOMERS BASED ON THEIR NEEDS AND THE PRICE OF ALTERNATIVE SOURCES OF ENERGY SUCH AS NATURAL GAS AND OIL.

In the event that we are able to begin producing coal, our success will depend upon maintaining a consistent margin on our coal sales to pay our costs of mining and capital expenditures. We intend to seek to control our costs of operations, but pressures by government policies and the price of substitutes could drive the price of coal down to make it unprofitable for us. The price of coal is controlled by the global market and we will be dependent on both economic and government policies to maintain the price above our future cost structure.

OPERATING A MINE HAS HAZARDOUS RISKS THAT CAN DELAY AND INCREASE THE COSTS OF PRODUCTION.

Our mining operations, if any, will be subject to conditions that can impact the safety of the workforce, or delay production and deliveries or increase the full cost of mining. These conditions include fires and explosions from methane gas or coal dust; accidental discharges; weather, flooding and natural disasters; unexpected maintenance problems; key equipment failures; variations in coal seam thickness; variations in the amount of rock and soil overlying the coal deposit; variations in rock and other natural materials and variations in geologic conditions. Despite our efforts, once operational, significant mine accidents could occur and have a substantial impact.

THE COAL INDUSTRY COULD HAVE OVERCAPACITY WHICH WOULD AFFECT THE PRICE OF COAL AND IN TURN, WOULD IMPACT OUR ABILITY TO REALIZE A PROFIT FROM FUTURE COAL SALES.

Current prices of alternative fuels such as oil are at high levels, spurring demand and investment in coal. This can lead to over investment and over capacity in the sector, dropping the price of coal to unprofitable levels. Such an occurrence would adversely affect our ability to commence mining operations or to realize a profit from any future coal sales we may seek to make.

ENVIRONMENTAL PRESSURES COULD INCREASE AND ACCELERATE REQUIREMENTS FOR CLEANER COAL OR COAL PROCESSING.

Environmental pressures could drive potential purchasers of coal to either push the price of coal down in order to compete in the energy market or move to alternative energy supplies therefore reducing demand for coal. Requirements to have cleaner mining operations could lead to higher costs for us which could hamper our ability to make future sales at a profitable level. Coal plants emit carbon dioxide, sulfur and nitrate particles to the air. Various countries have imposed cleaner air legislations in order to minimize those emissions. Some technologies are available to do so, but also increase the price of energy derived by coal. Such an increase will drive customers to make a choice on whether or not to use coal as their driver for energy production.

RISKS RELATED TO OUR COMPANY

BECAUSE WE MAY NEVER EARN REVENUES FROM OUR OPERATIONS, OUR BUSINESS MAY FAIL AND THEN INVESTORS MAY LOSE ALL OF THEIR INVESTMENT IN OUR COMPANY.

We have no history of revenues from operations. We have never had significant operations and have no significant assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history. If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our properties, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

WE HAVE A HISTORY OF LOSSES AND HAVE NEGATIVE CASH FLOWS FROM OPERATIONS, WHICH RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses from inception to September 30, 2010 of $188,731. Our net cash used in operations for the year ended September 30, 2010 was $129,440. As of September 30, 2010, we had a working capital of $45,891. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that drilling and completion costs increase beyond our expectations; or we encounter greater costs associated with general and administrative expenses or offering costs. The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our services, the size of customers' purchases, the demand for our services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

We will depend almost exclusively on outside capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. There is no guarantee that sufficient capital will continue to be available to meet these continuing development costs or that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

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

OTHER RISKS

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 2. PROPERTIES

We do not own any real property. Our principal business offices are located at is 99 18th Street, Suite 3000, Denver Co. 80202. We currently lease our space at an annual cost of $828. We believe that our current lease arrangements provide adequate space for our foreseeable future needs.

NORTH RANCHESTER COAL  PROPERTY

On March 2, 2010, we entered into a letter of agreement for the acquisition of private mineral leasehold rights to certain coal mining properties in Sheridan County, Wyoming with Rocking Hard Investment, LLC and Synfuel Technology, Inc.

In consideration of for the mineral leasehold, we paid $50,000 and are required to pay $25,000 within 90 days of the next three anniversary dates of the agreement. Additionally, we must spend $2,750,000 on development of the property within three years of the date of the agreement.

As part of the agreement, we have also agreed to enter into a royalty agreement with Rocking Hard pursuant to which Rocking Hard would receive a royalty of $1.00 per ton of coal produced from the property and sold with a maximum of $5,000,000. The maximum amount of royalty must be paid within 15 years of the date of the agreement.

PROJECT SUMMARY

Located in the Sheridan coalfield north of Sheridan Wyoming, this property is approximately 1200 acres. The entitlement is currently composed of Wyoming State coal leases. The North Ranchester property is about 5 miles south west of the Decker Mine in Montana, which has been producing coal since the early 1960s. The North Ranchester area has hosted a variety of underground and surface coal operations from the early 1900s through the late 1970s. The replacement of coal with the low costs and convenience of natural gas and petroleum for home heating and to power electric generating plants in the 1960s and beyond caused the Sheridan coal fields to be largely shut down by the early 1980s. However, as we know, the oil supply crises of the early 1970s and 1980s, along with the continuing rise in the price of oil, has made coal a preferred and economic fuel for electricity generation, and also a source for liquid fuels derived from coal. The United States has hundreds of years of coal resources within its borders, and the cleanest, most environmentally compliant coal in the world comes from the central Rocky Mountain and Powder River basin areas, where Liberty Coal Energy has focused its activities.

Located geologically near the base of the Paleocene Fort Union Formation, North Ranchester contains two coal beds, the Carney and Slater Creek beds. These have been mined extensively in the area. Much data on the coal comes from older mines adjacent or in the same coal beds. There are also a number of drill holes from coal, oil and gas exploration and production that have provided location and measurement for the North Ranchester coal beds. Based on surrounding outcrop and drill hole data of various types, approximately 50 million tons of coal have been estimated to exist on the property. Approx half of this coal, based on current data, is believed to be open pit mineable.

Liberty Coal Energy is currently in the process of designing and permitting a multi-phase drilling program to establish the specific quality, thickness and attitudes of the Carney and Slater Creek coal beds within the property. This information will be included in reports and the data base, which will be used in the mine feasibility study. The feasibility study will provide the initial design of a mining plan, determine the capital cost of the operating project and determine the requirements necessary for submission of permit applications to the regulatory agencies responsible for overseeing coal mining in the State of Wyoming. These requirements include an inventory of plant and wildlife occurring on the site, The studies will guide the reclamation and return of the area to its current surface use, which is grazing lands.

The estimated cost of the drill evaluation and related activity is $250,000.

SOUTH POWDER RIVER PROJECT CAMPBELL COUNTY WY

On February 1, 2010, we entered into a mineral and mining lease with Miller and Associates, LLC. Pursuant to this agreement, we issued 100,000 shares of common stock to Miller and Associates and acquired a 5 year lease on certain mining claims in Campbell County, Wyoming. In addition to the 100,000 shares of common stock issued to Miller and Associates, we agreed to pay an annual fee of $20,000, adjusted for inflation, as well as a production royalty of 4% on the gross sales of product produced by the mineral claims considered by the agreement.

For the period beginning the date of this lease and continuing to the third anniversary date, Miller and Associates grants our company an option to buy out 3% of the 4% production royalty in increments of 1% at a purchase price of $600,000 per increment.

PROJECT SUMMARY

Located in the southern end of the Powder River Basin in Campbell County Wyoming, the property is currently held as a 640 acre Wyoming State lease. Eight previous drill holes on the lease have established a gross reserve of approximately 73 million tons of sub-bituminous coal underlying the entire property. The massive coal thickness obviously extends into surrounding lands. Named the BIG GEORGE SEAM, it lies at a depth of about 1100 feet below surface, and averages 66 feet in thickness. The area has been a producer of coal bed methane, drawn through wells drilled into the coal strata. Coal Bed methane production has been responsible for the discovery and characterization of huge coal resources in the Powder River Basin and adjacent areas in the American midwest

The Big George Coal bed is an underground mining target. Initial pre-feasibility work has identified a proposed mining scenario that, due to the thickness, is a good candidate for underground production. Using inclined ramps for ingress, egress, ventilation and conveyor haulage is proposed as the entry and mining access. The project , will lend itself to modified longwall techniques used in most existing underground coal mines for decades

With the resource essentially proven by methane gas production, Liberty is in the beginning phase of continuing the prefeasibility work already completed. After completion a phase 2 estimate of the timing and capital costs to install and operate an underground mine, and leasing additional adjacent resources, drilling to confirm ground conditions and detailed information on coal quality will be the next step toward feasibility and mine planning.

A good question and one often asked is how underground mining will compare with the more usual open pit mines currently responsible for the bulk of Wyoming mine production. The existing surface mines are going continually deeper as the shallower coals are mined. Several previous open cut mines in the Central US coal fields have converted to underground operations as their costs for overburden removal increased, eventually threatening the economics of the mine.

Liberty Coal's South Powder River project has the advantages of a thick coal bed, rivaling or exceeding many produced in surface mines. An underground mine disturbs a small fraction of the land area even a small open cut mine does. This immediately relieves the company of many of the high costs and risks of reclamation, along with the lengthy studies which accompany permitting the huge surface disturbance associated with open cut mines. The earth required to be removed for a shaft, or inclined tunnel construction for coal access is fractional compared to the earth that must be removed annually to exposed coal removed from surface mines.

The next, detailed phase of feasibility will involve working out the economics of the capital and operating costs for a Powder River Basin underground producer. Liberty is confident the economics will be prove to be favorable. Although the existing property is about one square mile, coal bed methane exploration and production has established the existence of large adjacent resources that will be easily produced from the same project by expanding the leased lands.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 4. [REMOVED AND RESERVED]

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The high and low bid prices of our common stock for the periods indicated below are as follows:

      National Association of Securities Dealers OTC Bulletin Board(1)

       Quarter Ended                    High                  Low
       -------------                    ----                  ---
       September 30, 2010              $0.75                 $0.75
       June 30, 2010                   $0.85                 $0.65
       March 31, 2010(2)               $0.09                 $0.09

----------
(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)  Our first trade occurred on March 19, 2010.

Our common shares are issued in registered form. Routh Stock Transfer, 6860 N Dallas Parkway, Suite 200, Plano, TX 75024 (Telephone: (972) 381-2782;
Facsimile: (972) 381-2783) is the registrar and transfer agent for our common shares

On December 15, 2010, the list of stockholders for our shares of common stock showed 8 registered stockholders and 55,800,000 shares of common stock outstanding.

DIVIDENDS

We have not declared any dividends on our common stock since the inception of our company on August 31, 2007. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides a summary of the securities authorized for issuance under Equity Compensation Plans, the weighted average price and number of securities remaining available for issuance, all as at September 30, 2010.


                                                                                             Number of securities
                                                                                           remaining available for
                                      Number of securities to      Weighted average         future issuance under
                                      be issued upon exercise      exercise price of      equity compensation plans
                                      of outstanding options,     outstanding options,      (excluding securities
Plan category                          warrants and rights        warrants and rights      reflected in column (a))
-------------                          -------------------        -------------------      ------------------------
                                               (A)                        (B)                        (C)
Equity compensation plans approved
by security holders                            N/A                        N/A                        N/A

Equity compensation plans not
approved by security holders                   N/A                        N/A                        N/A
============================                   ===                        ===                        ===

TOTAL                                          N/A                        N/A                        N/A

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended September 30, 2010.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended September 30, 2010 and September 30, 2009 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

PLAN OF OPERATION

During the next twelve month period, we intend to focus our efforts on our North Ranchester and South Powder River Properties. Our company does and will continue to seek other viable coal opportunities in the geographic area of interest.

Not accounting for our working capital of $45,891 and $90,000 monthly operating budget, we require additional funds of approximately $1,050,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

CAPITAL EXPENDITURES

We do not intend to invest in capital expenditures during the twelve-month period ending September 30, 2011.

GENERAL AND ADMINISTRATIVE EXPENSES

We expect to spend approximately $150,000 during the twelve-month period ending September 30, 2011 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

PRODUCT RESEARCH AND DEVELOPMENT

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending September 30, 2011.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the twelve months ending September 30, 2011.

PERSONNEL PLAN

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended September 30, 2010 and 2009.

Our operating results for the years ended September 30, 2010 and 2009 are summarized as follows:

                                            Year Ended
                                           September 30,
                                     2010                2009
                                  ----------          ----------
Revenue                           $      Nil          $      Nil
General and Administrative        $    8,692          $    2,187
Consulting                        $   60,000          $      Nil
Investor Relations                $   22,116          $      Nil
Transfer Agent                    $    3,554          $      Nil
Legal and Accounting              $   35,564          $    9,610
Incorporation Costs               $       --          $   10,755
Net Loss                          $ (130,348)         $  (22,552)

REVENUES

We have not earned any revenues since our inception.

GENERAL ADMINISTRATIVE EXPENSES

Our general administrative expenses for the year ended September 30, 2010 and September 30, 2009 are outlined in the table below:

                                                      Year Ended
                                                     September 30,
                                                 2010            2009
                                              ----------      ----------
General and Administrative                    $    8,692      $    2,187
Consulting                                    $   60,000      $      Nil
Investor Relations                            $   22,116      $      Nil
Transfer Agent                                $    3,554      $      Nil
Legal and Accounting                          $   35,564      $    9,610

The increase in operating expenses across all categories for the year ended September 30, 2010, compared to the same period in fiscal 2009, was mainly due to overall increase in activity related to the acquisition and maintenance of our mineral property interests.

LIQUIDITY AND FINANCIAL CONDITION

As of September 30, 2010, our total current assets were $64,481 and our total current liabilities were $18,590 and we had a working capital of $45,891. Our financial statements report a net loss of $130,348 for the year ended September 30, 2010, and a net loss of $188,731 for the period from August 31, 2007 (date of inception) to September 30, 2010.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

CASH FLOWS
                                                  At              At
                                             September 30,   September 30,
                                                 2010            2009
                                              ----------      ----------
Net Cash (Used in) Operating Activities       $ (129,440)     $  (23,174)
Net Cash (Used In) Investing Activities       $ (328,800)     $      Nil
Net Cash Provided by Financing Activities     $  500,000      $      Nil
CASH (DECREASE) INCREASE DURING THE YEAR      $   41,760      $  (23,174)

We had cash in the amount of $59,190 as of September 30, 2010 as compared to cash in the amount of $17,430 as of September 30, 2009. We had working capital of $45,891 as of September 30, 2010 compared to working capital of $4,617 as of September 30, 2009.

Our principal sources of funds have been from sales of our common stock.

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

GOING CONCERN

The audited financial statements included with this annual report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the consolidated audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

INFLATION

The effect of inflation on our revenue and operating results has not been significant.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials. MANAGEMENT CERTIFICATION The financial statements herein are certified by the officers of the Company to present fairly, in all material respects, the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America, consistently applied.

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

NEW ACCOUNTING PRONOUNCEMENTS
VARIABLE INTEREST ENTITIES
In June 2009, the FASB issued changes to require an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The guidance became effective for the Company on February 1, 2010. The adoption of the guidance did not have an impact on the Company's consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following audited financial statements are filed as part of this annual report:

     Independent Auditor's Report, dated January 7, 2011.

     Audited Balance Sheet as at September 30, 2010.

     Audited Statements of Operations for the year ended September 30, 2010 and for the year ended September 30, 2009.

     Audited Statements of Changes in Stockholders' Equity for the year ended September 30, 2010 and for the year ended September 30, 2009.

     Audited Statements of Cash Flows for the year ended September 30, 2010 and for the year ended September 30, 2009.

     Notes to the Financial Statements.

Silberstein Ungar, PLLC CPAs and Business Advisors
                                                            Phone (248) 203-0080
                                                              Fax (248) 281-0940
                                                30600 Telegraph Road, Suite 2175
                                                    Bingham Farms, MI 48025-4586
                                                                  www.sucpas.com

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Liberty Coal Energy Corp.
Reno, Nevada

We have audited the accompanying balance sheets of Liberty Coal Energy Corp. as of September 30, 2010 and 2009, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and the period from August 31, 2007 (date of inception) to September 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Coal Energy Corp. as of September 30, 2010 and 2009, and the results of its operations and cash flows for the periods then ended and the period from August 31, 2007 (date of inception) to September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has limited working capital, has not yet received revenue from sales of its products, and has incurred losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 8. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Silberstein Ungar, PLLC
-----------------------------------
Silberstein Ungar, PLLC
Bingham Farms, Michigan
January 7, 2011

                            Liberty Coal Energy Corp.
                          (formerly ESL Teachers, Inc.)
                         (An Exploration Stage Company)
                                 BALANCE SHEETS
                        AS OF SEPTEMBER 30, 2010 AND 2009

                                                                   September 30,        September 30,
                                                                       2010                 2009
                                                                    ----------           ----------
                                     ASSETS

Current Assets
  Cash and cash equivalents                                         $   59,190           $   17,430
  Prepaid expenses                                                       5,291                  445
                                                                    ----------           ----------
Total Current Assets                                                    64,481               17,875
                                                                    ----------           ----------
Other Assets
  Website, net of amortization                                           3,378                   --
  Mineral Properties                                                   350,000                   --
                                                                    ----------           ----------
Total Other Assets                                                     353,378
                                                                    ----------           ----------

TOTAL ASSETS                                                        $  417,859           $   17,875
                                                                    ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities

Current Liabilities
  Accounts payable and accrued liabilities                          $   12,682           $    7,200
  Accounts payable - related party                                       5,908                   --
  Due to stockholder                                                        --                6,058
                                                                    ----------           ----------
Total Liabilities                                                       18,590               13,258
                                                                    ----------           ----------
Stockholders' Equity
  Common stock authorized -
    1,500,000,000 common shares with a par value of $0.001
  Common stock issued and outstanding
    57,900,000 and 73,800,000 common shares                             57,900               73,800
  Additional paid-in capital                                           346,786              (10,800)
  Additional paid-in capital - warrants                                183,314                   --
  Deficit accumulated during the exploration stage                    (188,731)             (58,383)
                                                                    ----------           ----------
Total Stockholders' Equity                                             399,269                4,617
                                                                    ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  417,859           $   17,875
                                                                    ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                            Liberty Coal Energy Corp.
                          (formerly ESL Teachers, Inc.)
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009
      FOR THE PERIOD FROM AUGUST 31, 2007 (INCEPTION) TO SEPTEMBER 30, 2010

                                                                                                    Period from
                                                                                                  August 31, 2007
                                                         Year Ended          Year Ended           (Inception) to
                                                        September 30,       September 30,          September 30,
                                                            2010                2009                   2010
                                                        ------------        ------------           ------------
REVENUE                                                 $         --        $         --           $         --
                                                        ------------        ------------           ------------
OPERATING EXPENSES
  General & Administrative                                     8,692               2,187                 18,400
  Consulting                                                  60,000                  --                 60,000
  Amortization                                                   422                 422
  Investor Relations                                          22,116                  --                 22,116
  Transfer Agent                                               3,554              10,755                 14,309
  Legal and Accounting                                        35,564               9,610                 73,484
                                                        ------------        ------------           ------------
TOTAL OPERATING EXPENSES

LOSS BEFORE PROVISION FOR INCOME TAXES                      (130,348)            (22,552)              (188,731)

PROVISION FOR INCOME TAXES                                                            --                     --
                                                        ------------        ------------           ------------

NET LOSS                                                $   (130,348)       $    (22,552)          $   (188,731)
                                                        ============        ============           ============

LOSS PER SHARE: BASIC AND DILUTED                                 (1)                 (1)
                                                        ============        ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                        64,611,507          73,800,000
                                                        ============        ============

----------
(1)  LESS THAN $(0.01)


   The accompanying notes are an integral part of these financial statements.

                            Liberty Coal Energy Corp.
                          (formerly ESL Teachers, Inc.)
                         (An Exploration Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM AUGUST 31, 2007 (INCEPTION) TO SEPTEMBER 30, 2010

                                                                                                    Deficit
                                                                                    Additional    Accumulated
                                                Common Stock           Additional    Paid-in       During the      Total
                                                ------------            Paid in      Capital -    Exploration   Stockholders'
                                            Shares         Amount       Capital      Warrants        Stage         Equity
                                            ------         ------       -------      --------        -----         ------
Inception, August 31, 2007                        --     $      --     $      --     $     --     $      --      $      --

Initial sale of common stock              45,000,000        45,000       (30,000)          --            --         15,000

Net loss for the year                             --            --            --           --        (4,158)        (4,158)
                                         ===========     =========     =========     ========     =========      =========
Balance September 30, 2007                45,000,000        45,000       (30,000)          --        (4,158)        10,842

Private placement on May 31, 2008
 at $0.05 per share                       28,800,000        28,800        19,200           --            --         48,000

Net loss for the period                           --            --            --           --       (31,673)       (31,673)
                                         ===========     =========     =========     ========     =========      =========
September 30, 2008                        73,800,000        73,800       (10,800)          --       (35,831)        27,169

Net loss for the period                           --            --            --           --       (22,552)       (22,552)
                                         ===========     =========     =========     ========     =========      =========
September 30, 2009                        73,800,000        73,800       (10,800)          --       (58,383)         4,617

Private placement on February 1, 2010
 at $0.25 per unit                         1,000,000         1,000       157,343       91,657            --        250,000
Stock issued with respect to property
 acquisition                                 100,000           100        24,900           --            --         25,000
Private placement on February 11, 2010
 at $0.25 per unit                         1,000,000         1,000       157,343       91,657            --        250,000
Cancellation of stock                    (18,000,000)      (18,000)       18,000           --            --             --

Net loss for the period                           --            --            --                   (130,348)      (130,348)
                                         ===========     =========     =========     ========     =========      =========

September 30, 2010                        57,900,000     $  57,900     $ 346,786     $183,314     $(188,731)     $ 399,269
                                         ===========     =========     =========     ========     =========      =========


   The accompanying notes are an integral part of these financial statements.

                            Liberty Coal Energy Corp.
                          (formerly ESL Teachers, Inc.)
                            (An Exploration Company)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009
      FOR THE PERIOD FROM AUGUST 31, 2007 (INCEPTION) TO SEPTEMBER 30, 2010

                                                                                                              Period from
                                                                                                            August 31, 2007
                                                                          Year Ended        Year Ended      (Inception) to
                                                                         September 30,     September 30,      September 30,
                                                                             2010              2009               2010
                                                                          ----------        ----------         ----------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                                                 $ (130,348)       $  (22,522)        $ (188,731)
  Adjustment for non-cash items:
  Amortization                                                                   422                --                422
  Changes in assets and liabilities:
    (Increase) Decrease in prepaid expenses                                   (4,846)             (445)            (5,291)
    Increase (Decrease) in accounts payable and accrued liabilities            5,482              (177)            12,682
    Increase in accounts payable - related party                               5,908                --              5,908
    Increase (Decrease) in due to stockholder                                 (6,058)               --                 --
                                                                          ----------        ----------         ----------
           Net Cash Used in Operating Activities                            (129,440)          (23,174)          (175,010)
                                                                          ----------        ----------         ----------

CASH FLOWS USED IN INVESTING ACTIVITY
  Investment in website                                                       (3,800)               --             (3,800)
  Acquisition of mineral properties                                         (325,000)               --           (325,000)
                                                                          ----------        ----------         ----------
           Net Cash Used in Investing Activities                            (328,800)               --           (328,800)
                                                                          ----------        ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                     500,000                --            563,000
                                                                          ----------        ----------         ----------
           Net Cash Provided by Financing Activities                         500,000                --            563,000
                                                                          ----------        ----------         ----------

Change in cash during the period                                              41,760           (23,174)            59,190

Cash, beginning of the period                                                 17,430            40,604                 --
                                                                          ----------        ----------         ----------

Cash, end of the period                                                   $   59,190        $   17,430         $   59,190
                                                                          ==========        ==========         ==========
Supplemental Cash Flow Information
  Cash paid for income taxes                                              $       --        $       --         $       --
                                                                          ==========        ==========         ==========

  Cash paid for interest                                                  $       --        $       --         $       --
                                                                          ==========        ==========         ==========
Supplemental Non-Cash Investing and Financing Activities
  Shares issued for mineral properties                                    $   25,000        $       --         $   25,000
                                                                          ==========        ==========         ==========


   The accompanying notes are an integral part of these financial statements.

                            Liberty Coal Energy Corp.
                          (formerly ESL Teachers, Inc.)
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010


NOTE 1 - NATURE OF OPERATIONS

Liberty Coal Energy Corp. (the "Company") was incorporated in the state of Nevada on August 31, 2007 as "ESL Teachers, Inc.", and was developing business activities in teacher recruiting. The Company changed its business focus in March, 2010 and now intends to enter the business of precious mineral exploration, development, and production. The Company has not yet commenced significant business operations and is considered to be in the exploration stage (formerly in the development stage).

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company's financial instruments consist of cash, prepaid expenses, and accounts payable and accrued liabilities..

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

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

RECLASSIFICATIONS
Certain balances in the prior years have been reclassified to conform to the current year presentation.

NOTE 3 - MINERAL PROPERTIES

Campbell Property
On February 1, 2010 the Company entered into, and closed, a Mineral and Mining Lease with Miller and Associates, LLC. Pursuant to this agreement, the Company issued 100,000 (post split) shares of its common stock to Miller and Associates, LLC and acquired a 5 year lease on certain mining claims in the state of Wyoming. In addition to the 100,000 (post split) shares issued, the Company agreed to pay an annual fee of US $20,000, adjusted for inflation, as well as a production royalty of 4% on the gross sales of product produced by the mineral claims considered by this agreement. Management has tested the property for impairment and determined that no impairment allowance is necessary.

Sheridan Property
The Company acquired a mineral property leasehold in exchange for $55,000 within 10 days of the date of the Agreement (paid), $25,000 within 90 days of the each of the next three following anniversaries of the date of the Agreement. Additionally, the Company must spend $2,750,000 on development of the property within three years of the date of the Agreement. Additionally, the lessor would receive a royalty of $1 per ton of coal produced from the property and sold with a maximum of $5,000,000. The maximum amount of royalty must be paid within 15 years of the date of the Agreement. Management has tested the property for impairment and determined that no impairment allowance is necessary.

NOTE 4 - CAPITAL STOCK

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

On March 20, 2010, the Company cancelled 18,000,000 of its common stock outstanding.

Warrants
Warrants were granted in 2010 in connection with a private placement. The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19 (ASC 815-40), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and as such, were classified in stockholders' equity. The Company has estimated the fair value of the warrants issued in connection with the private placements at $183,314 as of the grant date using the Black-Scholes option pricing model.

The estimated grant date fair value of the warrants granted during the year ended September 30, 2010 was $183,314; this was estimated using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, expected volatility of 100%, risk-free interest rate of 2.59%, an expected life of 2 years. The stock price used in the Black-Scholes option pricing model was based on a recent unrelated third party private placement. Volatility was computed based on an average beta of similar companies in the same industry. The risk-free interest rate is based on the US Treasury constant maturity interest rate whose term is consistent with the expected life of the warrant. The expected life of the warrant is based on the contractual term of the warrant.

A summary of changes in share purchase warrants during the years ended December 31, 2010 and 2009 is as follows:

                                                         Weighted Average
                                         Warrants         Exercise Price
                                         --------         --------------
Outstanding, September 30, 2009                 --          $      N/A
Granted                                  2,000,000          $     0.25
                                        ----------          ----------

Outstanding, September 30, 2010          2,000,000          $     0.25
                                        ==========          ==========

As of September 30, 2010, the Company had warrants issued as follows:

                                                                 Outstanding at
                                                                  September 30,
Issue Date              Number     Price        Expiry Date           2010
----------              ------     -----        -----------           ----
February 1, 2010      1,000,000    $0.25     February  1, 2012     1,000,000
February 11, 2010     1,000,000    $0.25     February 11, 2012     1,000,000

NOTE 5 - INCOME TAXES

The Company provides for income taxes using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The cumulative net operating loss carry-forward is approximately $189,000 at September 30, 2010, and will expire beginning in the year 2028.

The cumulative tax effect at the expected rate of 22% of significant items comprising our net deferred tax amount is as follows:

                                                2010            2009
                                              --------        --------
   Deferred tax asset attributable to:
     Net operating loss carryover             $ 41,388        $ 12,888
     Valuation allowance                       (41,388)        (12,888)
                                              --------        --------

   Net deferred tax asset                     $     --        $     --
                                              ========        ========

NOTE 6 - RELATED PARTY TRANSACTION

As of September 30, 2010 and 2009, there was a balance owing to a stockholder of the Company in the amount of $0 and $1,058, respectively.

The company has a consulting agreement with a company controlled by an officer of the Company. The agreement calls for monthly payments of $5,000. There was an outstanding payable of $5,908 to this related party as of September 30, 2010 for September services and reimbursement of expenses.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 - COMMITMENTS

With respect to the Campbell Property, the Company has agreed to pay an annual fee of US $20,000, adjusted for inflation, as well as a production royalty of 4% on the gross sales of product produced by the mineral claims.

With respect to the Sheridan Property, the Company has agreed to pay $25,000 within 90 days of the each of the next three following anniversaries of the date of the Agreement being March 2, 2011, 2012 and 2013. Additionally, the Company must spend $2,750,000 on development of the property within three years of the date of the Agreement. In addition, , the Company has also agreed to enter into a royalty agreement with Rocking Hard Investment, LLC pursuant to which Rocking Hard would receive a royalty of $1.00 per ton of coal produced from the property and sold with a maximum of $5,000,000. The maximum amount of royalty must be paid within 15 years of the date of the Agreement.

The company has committed to pay 150,000 stock options to a consultant at a minimum price allowable under the Company's stock option plan. No expense has been recorded for these options as of September 30, 2010.

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $188,731 as of September 30, 2010. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 9 - SUBSEQUENT EVENTS

On October 6, 2010, a shareholder agreed to cancel 2,000,000 shares of common stock.

Management has evaluated subsequent events through January 7, 2011 and has determined it does not have any material subsequent events to disclose other than those mentioned above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not changed our auditors since our last year end and we have not had any disagreements with our auditors.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of September 30, 2010, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Our management has concluded that, as of September 30, 2010, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors.

Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended September 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

                                                            Date First Elected
Name                Position Held with the Company    Age      or Appointed
----                ------------------------------    ---      ------------
Edwin G. Morrow     President Chief Executive         65      April 30, 2010
                    Officer and Director

Mauricio Beltran    Director                          43      August 31, 2007

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

EDWIN G. MORROW - PRESIDENT, CEO AND DIRECTOR

Mr. Morrow was appointed a director, president and chief executive officer on April 30, 2010.

Mr. Morrow holds a Bachelor of Science in Geology from Mackay School of Mines, University of Nevada, Reno, with post graduate study in finance and mineral economics.

A registered Professional Geologist, Mr. Morrow is a member of the Society for Mineral Exploration , has served on the Boards of Directors of several Associations and mining companies and as a Council Member of the Mineral Industry Advisory Board, University of Nevada, Mackay School of Mines.

Mr. Morrow has worked as an employee or consultant for over 35 years in exploration, development and production in the natural resources area, in multiple commodities. He has held line and executive positions within the mining and minerals industry with Sonoma Quicksilver, Utah International Inc, InterPace Corporation, Federal Bentonite Corporation, Homestake Mining company, Laminco Resources Inc, and Zaruma Resources Inc. Mr. Morrow also has over 10 years experience in real estate management, including planning, entitlement, permitting, engineering and construction management.

MAURICIO BELTRAN - DIRECTOR

Mr. Beltran was appointed a director on August 31, 2007.

Mr. Beltran was our president, chief executive officer, principal executive officer, chief financial officer from August 31, 2007 to April 30, 2010 was elected and director on August 31, 2007. Mr. Beltran works in the Customs Department of the Secretaria de Hacienda y Credito Publico in Tijuana, Baja-California. In this position he is in charge of notifying companies and individuals regarding non-compliance with the Mexican Importer's Registry code. This position is in the legal department of the Secretaria de Hacienda y Credito Publico, a position he has held since 2004.

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

FAMILY RELATIONSHIPS

There are no family relationships among our directors or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended September 30, 2010, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

CODE OF ETHICS

We have adopted a Code of Ethics that apples to, among other persons, our company's principal executive officers and senior financial executives, as well as persons performing similar functions. As adopted, our Code of Ethics sets forth written standards that are designed to deter wrongdoing and to:

1. Act with honesty and integrity and in an ethical manner, avoiding actual or apparent conflicts of interest in personal and professional relationships.

2. Promptly disclose to the Company, through the General Counsel, Chief Accounting Officer, or Audit Committee, any material transaction or relationship that reasonably could be expected to give rise to a conflict of interest between personal and professional relationships.

3. Provide full, fair, accurate, timely, and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications made by the Company.

4. Provide constituents with information that is accurate, complete, objective, relevant, timely, and understandable.

5. Comply with applicable rules and regulations of federal, state, and local governments and other appropriate private and public regulatory agencies.

6. Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing his or her independent judgment to be subordinated.

7. Use good business judgment in the processing and recording of all financial transactions.

8. Respect the confidentiality of information acquired in the course of the Company's business, except when authorized or otherwise legally obligated to disclose such information, and not use confidential information acquired in the course of work for personal advantage.

9. Share knowledge and maintain skills important and relevant to his or her constituents' needs.

10.  Promote ethical behavior among constituents in the work environment.

11. Achieve responsible use of and control over all assets and resources employed or entrusted to him or her.

12. Comply with generally accepted accounting standards and practices, rules, regulations and controls.

13. Ensure that accounting entries are promptly and accurately recorded and properly documented and that no accounting entry intentionally distorts or disguises the true nature of any business transaction.

14. Maintain books and records that fairly and accurately reflect the Company's business transactions.

15. Sign only those documents that he or she believes to be accurate and truthful.

16. Devise, implement, and maintain sufficient internal controls to assure that financial record keeping objectives are met.

17. Prohibit the establishment of any undisclosed or unrecorded funds or assets for any purpose and provide for the proper and prompt recording of all disbursements of funds and all receipts.

18. Not knowingly be a party to any illegal activity or engage in acts that are discreditable to his or her profession or the Company.

19. Respect and contribute to the legitimate and ethical objects of the Company.

20. Engage in only those services for which he or she has the necessary knowledge, skill, and expertise.

21. Not make, or tolerate to be made, false or artificial statements or entries for any purpose in the books and records of the Company or in any internal or external correspondence, memoranda, or communication of any type, including telephone or wire communications.

22. Report to the Company, through the General Counsel, Chief Accounting Officer, or Audit Committee any situation where the Code of Ethics, the Company's standards, or the laws are being violated.

Our Code of Ethics and Business Conduct is being filed with the Securities and Exchange Commission as Exhibit 14.1 to this annual report on Form 10-K. We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: Liberty Coal Energy Inc., 99 18th Street, Suite 3000, Denver, CO 80202.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

     *    our principal executive officer;
     * each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended September 30, 2010 and 2009; and

     * up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended September 30, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

                           SUMMARY COMPENSATION TABLE

                                                                                  Change in
                                                                                   Pension
                                                                                  Value and
                                                                                 Nonqualified
    Name                                                           Non-Equity      Deferred         All
and Principal               Salary or           Stock    Option  Incentive Plan  Compensation      Other
  Position           Year     Fees      Bonus   Awards   Awards   Compensation     Earnings     Compensation     Total
  --------           ----     ----      -----   ------   ------   ------------     --------     ------------     -----
                               ($)       ($)     ($)      ($)         ($)            ($)            ($)           ($)
Edwin G. Morrow(1)   2010    25,000(2)   Nil     Nil      Nil         Nil            Nil            Nil         25,000
President and        2009      N/A       N/A     N/A      N/A         N/A            N/A            N/A           N/A
Chief Financial
Officer

Mauricio Beltran(3)  2010      Nil       Nil     Nil      Nil         Nil            Nil            Nil           Nil
Former President,    2009      Nil       Nil     Nil      Nil         Nil            Nil            Nil           Nil
Chief Financial
Officer and Chief
Executive Officer

----------
(1) Mr. Morrow was appointed president and chief executive officer of our company on April 30, 2010.
(2) Fees are paid to Hay Creek Consultants Inc. a company wholly owned by Mr. Morrow, pursuant to a consulting agreement dated May 1, 2010.
(3) Mr. Beltran was appointed president, chief financial officer and chief executive officer on August 31, 2007 and resigned as an officer on April 30, 2010.

STOCK OPTIONS/SAR GRANTS

During the period from inception (August 31, 2007) to September 30, 2010, we did not grant any stock options to our executive officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

There were no options exercised during our fiscal year ended September 30, 2010 or September 30, 2009 by any officer or director of our company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

No equity awards were outstanding as of the year ended September 30, 2010.

COMPENSATION OF DIRECTORS

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to September 30, 2010.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

Other than as set forth below, we have not entered into any employment agreement or consulting agreement with our directors and executive officers.

On May 1, 2010, we entered into an agreement with Hay Creek Consultants Inc., a company wholly owned by Edwin G. Morrow, under which Mr. Morrow will act as an officer of our company. The consulting agreement provides for monthly compensation in the amount of $5,000 for 50% of Mr. Morrow's time commitment and $10,000 per month starting upon our determination that the full time engagement of Mr. Morrow is warranted. The consulting agreement shall be for a term of three years.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements with respect to remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 10, 2011, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                                         Amount and Nature of    Percentage of
Name and Address of Beneficial Owner     Beneficial Owner(1)        Class
------------------------------------     -------------------        -----
Edwin Morrow                                 2,000,000              3.58%

Mauricio Beltran                             2,500,000              4.48%

All Officers and Directors                   4,500,000              8.06%
 As a Group (2 individuals)

----------
(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 15, 2010. As of December 15, 2010, there were 55,800,000 shares of our company's common stock issued and outstanding.

CHANGES IN CONTROL

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

The promoters of our company are our directors and officers.

DIRECTOR INDEPENDENCE

We currently act with two directors, consisting of Edwin G. Morrow and Mauricio Beltran. We have determined that we do not have an "independent director" as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors act in such capacity. We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our directors do not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining additional independent directors who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended September 30, 2010 and for fiscal year ended September 30, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                     Year Ended
                                    September 30,
                                2010            2009
                               ------          ------
                                ($)             ($)
Audit Fees                     6,000           4,300
Audit Related Fees             3,000           3,000
Tax Fees                         Nil             Nil
All Other Fees                   Nil             Nil
Total                          9,000           7,300

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

Exhibit
Number                             Description
------                             -----------

(3)      (I) ARTICLES OF INCORPORATION; AND (II) BYLAWS

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

(10)     MATERIAL CONTRACTS

10.1 Mineral and Mining Lease with Miller and Associates LLC dated February 1, 2010. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 10, 2010.)

10.2 Letter of Agreement with Rocking Hard Investment, LLC and Synfuel Technology, Inc., dated March 2, 2010 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 4, 2010.)

10.3* Consulting Agreement between our company and Hay Creek Consultants Inc. dated May 1, 2010.

(14)     CODE OF ETHICS

14.1*    Code of Ethics

(31)     SECTION 302 CERTIFICATION

31.1* Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)     SECTION 906 CERTIFICATION

32.1* Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

----------
* Filed herewith.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LIBERTY COAL ENERGY CORP.


                                      /s/ Edwin G. Morrow
                                      ------------------------------------------
                                      Edwin G. Morrow
                                      President, Chief Executive Officer, and
                                      Director (Principal Executive Officer,
                                      Principal Financial Officer, and Principal
                                      Accounting Officer)
                                      Date: January 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                        TITLE                                      DATE
---------                                        -----                                      ----

/s/ Edwin G. Morrow                      President, Chief Executive Officer,       January 11, 2011
----------------------------------            and Director
Edwin G. Morrow


/s/ Mauricio Beltran                     Director                                  January 11, 2011
----------------------------------
Mauricio Beltran