Form 10-Q
period 2010-12-31
Liberty Coal Energy Corp.
filed 2011-02-14
CIK 1424030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended December 31, 2010

[ ] TRANISITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________ to __________

                        Commission File Number 000-54073


                            LIBERTY COAL ENERGY CORP.
             (Exact Name of Registrant as Specified in Its Charter)

             Nevada                                              75-3252264
  (State or Other Jurisdiction                                 (IRS Employer
of Incorporation or Organization)                            Identification No.)

99 18th Street, Suite 3000 Denver, Colorado                         80202
(Address of Principal Executive Offices)                         (Zip Code)

                                 (303) 997-3161
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

57,900,000 common shares issued and outstanding as of February 11, 2011

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          20

Item 4.  Controls and Procedures                                             20

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   20

Item 1A. Risk Factors                                                        21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         21

Item 3.  Defaults Upon Senior Securities                                     21

Item 4.  Submission of Matters to a Vote of Security Holders                 21

Item 5.  Other Information                                                   21

Item 6.  Exhibits                                                            21

SIGNATURES                                                                   22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three month period ended December 31, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

                            LIBERTY COAL ENERGY CORP.
                          (formerly ESL Teachers Inc.)
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

                                                                   December 31,        September 30,
                                                                      2010                 2010
                                                                   ----------           ----------
                                                                   (unaudited)          (unaudited)
ASSETS

Current asset
  Cash and bank accounts                                           $   26,046           $   59,190
  Prepaid expenses                                                      4,374                5,291
                                                                   ----------           ----------
Total current assets                                                   30,420               64,481

Website, net of amortization                                            2,956                3,378
Mineral Properties                                                    350,000              350,000
                                                                   ----------           ----------

Total assets                                                       $  383,376           $  417,859
                                                                   ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current liabilities
  Accounts payable and accrued liabilities                         $   12,922           $   18,590
                                                                   ----------           ----------
Total liabilities                                                      12,922               18,590
                                                                   ----------           ----------

Stockholders' equity
  Common stock authorized -
   1,500,000,000 common shares with a par value of $0.001
  Common stock issued and outstanding
   57,900,000 common shares                                            57,900               57,900
  Additional paid-in capital                                          346,786              346,786
  Additional paid-in capital - warrants                               183,314              183,314
  Deficit accumulated during the exploration stage                   (217,546)            (188,731)
                                                                   ----------           ----------
Total stockholders' equity                                            370,454              399,269
                                                                   ----------           ----------

Total liabilities and stockholders' equity                         $  383,376           $  417,859
                                                                   ==========           ==========

   The accompanying notes are an integral part of these financial statements.

                            LIBERTY COAL ENERGY CORP.
                          (formerly ESL Teachers Inc.)
                         (An Exploration Stage Company)

                      STATEMENTS OF OPERATIONS (unaudited)

                                                                                                Cumulative
                                                                                               Amounts From
                                                                                                 Date of
                                                 Three Months           Three Months         Incorporation on
                                                    Ended                  Ended            August 31, 2007 to
                                                 December 31,           December 31,           December 31,
                                                     2010                   2009                   2010
                                                 ------------           ------------           ------------
REVENUE                                          $         --           $         --           $         --
                                                 ------------           ------------           ------------
OPERATING EXPENSES
  General & Administrative                                845                  1,013                 19,245
  Consulting                                           15,000                     --                 75,000
  Amortization                                            422                     --                    844
  Investor Relations                                    8,286                     --                 30,402
  Transfer Agent                                           --                  1,595                 14,309
  Legal and Accounting                                  4,282                    500                 77,746
                                                 ------------           ------------           ------------

Loss before income taxes                              (28,815)                (3,108)              (217,546)

Provision for income taxes                                 --                     --                     --
                                                 ------------           ------------           ------------

Net loss                                         $    (28,815)          $     (3,108)          $   (217,546)
                                                 ============           ============           ============

Basic and diluted loss per Common share (1)                (1)                    (1)
                                                 ============           ============
Weighted average number of common shares
 outstanding (Note 5)                              57,900,000             73,800,000
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

                            LIBERTY COAL ENERGY CORP.
                          (formerly ESL Teachers Inc.)
                         (An Exploration Stage Company)

                  STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)

                                                                                                Deficit
                                                                                Additional    Accumulated
                                           Common Stock           Additional     Paid-in       During the      Total
                                       ---------------------       Paid in       Capital      Exploration   Stockholders'
                                       Shares         Amount        Capital      Warrants        Stage         Equity
                                       ------         ------        -------      --------        -----         ------
Inception, August 31, 2007                    --      $    --      $     --      $     --      $      --      $     --

Initial sale of common stock          45,000,000       45,000       (30,000)           --             --        15,000

Net loss for the year                         --           --            --            --         (4,158)       (4,158)
                                     -----------      -------      --------      --------      ---------      --------
Balance September 30, 2007            45,000,000       45,000       (30,000)           --         (4,158)       10,842

Private placement on May 31,
 2008 at $0.05 per share              28,800,000       28,800        19,200            --             --        48,000

Net loss for the period                       --           --            --            --        (31,673)      (31,673)
                                     -----------      -------      --------      --------      ---------      --------
September 30, 2008                    73,800,000       73,800       (10,800)           --        (35,831)       27,169

Net loss for the period                       --           --            --            --        (22,552)      (22,552)
                                     -----------      -------      --------      --------      ---------      --------
September 30, 2009                    73,800,000       73,800       (10,800)           --        (58,383)        4,617

Private placement on February 1,
 2010 at $0.25 per unit                1,000,000        1,000       157,343        91,657             --       250,000

Stock issued with respect to
 property acquisition                    100,000          100        40,700            --             --        40,800

Private placement on February 11,
 2010 at $0.25 per unit                1,000,000        1,000       157,343        91,657             --       250,000

Cancellation of stock                (18,000,000)     (18,000)       18,000            --             --            --

Net loss for the period                       --           --            --            --       (130,348)     (130,348)
                                     -----------      -------      --------      --------      ---------      --------
September 30, 2010                    57,900,000       57,900       346,786       183,314       (188,731)      399,269

Net loss for the period                       --           --            --            --        (28,815)      (28,815)
                                     -----------      -------      --------      --------      ---------      --------

December 31, 2010                    57,900,000       $57,900      $346,786      $183,314      $(217,546)     $370,454
                                     ==========       =======      ========      ========      =========      ========


   The accompanying notes are an integral part of these financial statements.

                            LIBERTY COAL ENERGY CORP.
                          (formerly ESL Teachers Inc.)
                            (An Exploration Company)

                      STATEMENTS OF CASH FLOWS (unaudited)

                                                                                                 Cumulative
                                                                                                Amounts From
                                                                                                  Date of
                                                      Three Months         Three Months       Incorporation on
                                                         Ended                Ended          August 31, 2007 to
                                                      December 31,         December 31,         December 31,
                                                          2010                 2009                 2010
                                                       ----------           ----------           ----------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                              $  (28,815)          $   (3,108)          $ (217,546)
  Adjustment for non-cash items:
    Amortization                                              422                   --                  844

  (Increase) Decrease in prepaid expenses                     917                  445               (4,374)
  Increase (Decrease) in accounts payable and
   accrued liabilities                                     (5,668)              (3,150)              12,922
                                                       ----------           ----------           ----------

Net cash used in operating activities                     (33,144)              (5,813)            (208,154)
                                                       ----------           ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                       --                   --              563,000
                                                       ----------           ----------           ----------

Net cash used in financing activities                          --                   --              563,000
                                                       ----------           ----------           ----------
CASH FLOWS USED IN INVESTING ACTIVITY
  Investment in website                                        --                   --               (3,800)
  Acquisition of mineral properties                            --                   --             (325,000)
                                                       ----------           ----------           ----------

Net cash used in financing activities                          --                   --             (328,800)
                                                       ----------           ----------           ----------

Change in cash during the period                          (33,144)              (5,813)              26,046

Cash, beginning of the period                              59,190               17,430                   --
                                                       ----------           ----------           ----------

Cash, end of the period                                $   26,046           $   11,617           $   26,046
                                                       ==========           ==========           ==========

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
  Cash paid for income taxes                           $       --           $       --           $       --
                                                       ==========           ==========           ==========
  Cash paid for interest                               $       --           $       --           $       --
                                                       ==========           ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                            LIBERTY COAL ENERGY CORP.
                          (formerly ESL Teachers Inc.)
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

Liberty Coal Energy Corp. (the "Company") was incorporated in the state of Nevada on August 31, 2007 to develop business activities in teacher recruiting. The Company changed its business focus in March, 2010 and now intends to enter the business of coal exploration, development, and production. The Company has not yet commenced significant business operations and is considered to be in the exploration stage (formerly in the development stage).

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

SHERIDAN PROPERTY

The Company acquired a mineral property leasehold interest in exchange for $55,000 (paid), $25,000 within 90 days of the each of the next three following anniversaries of the date of the Agreement. Additionally, the Company must spend $2,750,000 on development of the property within three years of the date of the Agreement. Additionally, the lessor would receive a royalty of $1 per ton of coal produced from the property and sold with a maximum of $5,000,000. The maximum amount of royalty must be paid within 15 years of the date of the Agreement.

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

WARRANTS

                                                                Outstanding at
  Issue Date          Number    Price        Expiry Date      September 30, 2010
  ----------          ------    -----        -----------      ------------------
February 1, 2010    1,000,000   $0.25    February 1, 2012         1,000,000
February 11, 2010   1,000,000   $0.25    February 11, 2012        1,000,000

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

The cumulative net operating loss carry-forward is approximately $217,546 at December 31, 2010, and will expire beginning in the year 2028.

The cumulative tax effect at the expected rate of 22% of significant items comprising our net deferred tax amount is as follows:

                                               December 31,      September 30,
                                                  2010               2010
                                                --------           --------
   Deferred tax asset attributable to:
     Net operating loss carryover               $ 47,860           $ 41,388
     Valuation allowance                         (47,860)           (41,388)
                                                --------           --------
         Net deferred tax asset                 $     --           $     --
                                                ========           ========

NOTE 7 - RELATED PARTY TRANSACTION

As at December 31, 2010, there is a balance owing to an officer of the Company in the amount of $5,000 (2009 - $5,908). This amount is included in accounts payable.

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $217,546 as of December 31, 2010. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through February 9, 2011, the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2010 filed with the Securities and Exchange Commission on January 11, 2011, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this quarterly report, the terms "we", "us", "our company", mean Liberty Coal Energy Corp., a Nevada corporation, unless otherwise indicated.

CORPORATE HISTORY

The address of our principal executive office is 99 18th Street, Suite 3000, Denver, Colorado 80202. Our telephone number is 303.997.3161.

Our common stock is quoted on the OTC Bulletin Board under the symbol "LBTG".

We were incorporated on August 31, 2007 as "ESL Teachers Inc." under the laws of the State of Nevada. Our original business plan was to develop and sell online employment services specifically for both ESL Teachers and ESL operations seeking to hire teachers worldwide. On March 15, 2010, we changed our name to Liberty Coal Energy Corp. by way of a merger with our wholly owned subsidiary "Liberty Coal Energy Corp." which was formed solely for the purpose of the change of name. The change of name was to better represent the new business direction of our company to that of a coal exploration, development and production company.

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

Our first project is the Sheridan County Project. On March 2, 2010, we entered into a letter of agreement for the acquisition of private mineral leasehold rights to certain coal mining properties in Sheridan County, Wyoming with Rocking Hard Investment, LLC and Synfuel Technology, Inc. In consideration of for the mineral leasehold, we paid $50,000 and are required to pay $25,000 within 90 days of the next three anniversary dates of the agreement. Additionally, we must spend $2,750,000 on development of the property within three years of the date of the agreement. As part of the agreement, we have also agreed to enter into a royalty agreement with Rocking Hard pursuant to which Rocking Hard would receive a royalty of $1.00 per ton of coal produced from the property and sold with a maximum of $5,000,000. The maximum amount of royalty must be paid within 15 years of the date of the agreement.

The second project is the Campbell Project. On February 1, 2010, we entered into a lease agreement with Miller and Associates, LLC to acquire a 100% interest in the project by issuing 100,000 post-split shares of common stock, an annual payment of $20,000 adjusted annually by the CPI (consumer price index as published by the US Government) according to this formula each year previous payment times 1+ fractional CPI index. For example, if CPI is 3% the following payment will be $20,000 x 1.03 or $20,600. In addition, we agreed to pay on the 25th day of each calendar month, for the right to mine all coal on the project a production royalty of 4% of the gross sales price of all coal mined and sold from the project.

We are an exploration stage company with limited operations and no revenues from our business activities.

The following is a discussion and analysis of our plan of operation for the quarter ended December 31, 2010, and the factors that could affect our future financial condition and plan of operation.

GOING CONCERN CONSIDERATION

Our registered independent auditors included an explanatory paragraph in their report on our financial statements as of and for the years ended September 30, 2010 and 2009, regarding concerns about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended December 31, 2010 which are included herein.

The following table summarizes key items of comparison and their related increase (decrease) for the three months ended December 31, 2010, and 2009:

                                                      Three Months Ended
                                                         December 31,
                                                   2010                2009
                                                 --------            --------
     Amortization                                $    422            $     --
     General and administrative                       845               1,013
     Legal and accounting                           4,282                 500
     Investor Relations                             8,286                 Nil
     Consulting                                    15,000                 Nil
     Transfer agent                                    --               1,595
                                                 --------            --------
        Net Loss                                 $ 28,815            $  3,108
                                                 ========            ========

We had a net loss of $28,815 for the quarter ended December 31, 2010, which was $25,707 greater than the net loss of $3,108 for the quarter ended December 31, 2009. The significant change in our results over the two periods is primarily the result of increased activity related to the acquisition of our mineral property interests.

PERIOD FROM INCEPTION, AUGUST 31, 2007 TO DECEMBER 31, 2010

Since inception, we have an accumulated deficit of $217,546. We expect to continue to incur losses as a result of continued exploration and development of our coal mining interests.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of December 31, 2010, reflects assets of $383,376. We had cash in the amount of $26,046 and a working capital in the amount of $17,498 as of December 31, 2010. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

                                               Three Months       Three Months
                                                  Ended              Ended
                                               December 31,       December 31,
                                                  2010               2009
                                                --------           --------
Net Cash (Used in) Operating Activities         $(33,144)          $ (5,831)
Net Cash (Used in) Investing Activities               --                Nil
Net Cash Provided by Financing Activities             --                Nil
                                                --------           --------
Increase (Decrease) in Cash                     $(33,144)          $ (5,813)
                                                ========           ========

Our current cash requirements are significant due to planned exploration and development of our current coal mining property interests, and we anticipate generating losses. In order to execute on our business strategy, including the exploration and development of our current coal interest, we will require additional working capital, commensurate with the operational needs of our planned projects and obligations. Our management believes that we should be able to raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet our short-term obligations. However, changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future. We anticipate continued and additional operations on our properties. Accordingly, we expect to continue to use debt and equity financing to fund operations for the next twelve months, as we look to expand our asset base and fund exploration and development of our properties.

There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed. Any failure to secure additional financing may force us to modify our business plan. In addition, we cannot be assured of profitability or continued operations in the future.

OPERATING ACTIVITIES

Net cash flow used in operating activities during the three months ended December 31, 2010 was $33,144, an increase of $27,331 from the $5,813 net cash outflow during the three months ended December 31, 2009.

INVESTING ACTIVITIES

The primary driver of cash used in investing activities in previous periods was capital spending in the acquisition of coal properties.

Cash used in investing activities during the three months ended December 31, 2010 was $Nil, which resulted in no change from the $Nil cash used in investing activities during the three months ended December 31, 2009.

FINANCING ACTIVITIES

Financing activities during the three months ended December 31, 2010, provided $Nil, which resulted in no change from the $Nil cash used in financing activities during the three months ended December 31, 2009.

APPLICATION OF CRITICAL ACCOUNTING POLICIES
MANAGEMENT CERTIFICATION

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

REVENUES

We have not generated revenues since inception.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting issuer", we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and our chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures are effective as of December 31, 2010 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has any material interest adverse to our interest.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.                         Description
-----------                         -----------

(3)      (I) ARTICLES OF INCORPORATION; AND (II) BY-LAWS

3.1      Articles  of   Incorporation   (Incorporated   by   reference   to  our
         Registration  Statement  on Form SB-2  originally  filed on January 23,
         2008).

3.2 By-laws (Incorporated by reference to our Registration Statement on Form S1/A filed on February 27, 2008).

3.3 Articles of Merger (Incorporated by reference to our Current Report on Form 8-K filed on March 29, 2010).

3.4 Certificate of Change (Incorporated by reference to our Current Report on Form 8-K filed on March 29, 2010).

(10)     MATERIAL CONTRACTS

10.1 Mineral and Mining Lease with Miller and Associates LLC dated February 1, 2010. (Incorporated by reference to our Current Report on Form 8-K filed on February 10, 2010).

10.2 Letter of Agreement with Rocking Hard Investment, LLC and Synfuel Technology, Inc. dated March 2, 2010 (Incorporated by reference to our Current Report on Form 8-K filed on March 4, 2010).

10.3     Letter  Agreement  with  Rocking  Hard  Investment,   LLC  and  Synfuel
         Technology, Inc., dated March 2, 2010 (Incorporated by reference to our Current Report on Form 8-K filed on March 4, 2010).

(31)     RULE 13A-14(A)/15D-14(A) CERTIFICATIONS

31.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)     SECTION 1350 CERTIFICATIONS

32.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

----------
* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LIBERTY COAL ENERGY CORP.

Date: February 11, 2011
                                   /s/ Edwin G. Morrow
                                   ---------------------------------------------
                                   EDWIN G. MORROW
                                   President, Chief Executive Officer, Chief
                                   Financial Officer, Secretary, Treasurer and
                                   Director (Principal Executive Officer,
                                   Principal Financial Officer and
                                   Principal Accounting Officer)