Form 10-Q
period 2011-03-31
Liberty Coal Energy Corp.
filed 2011-05-16
CIK 1424030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 2011
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from ____________ to ____________

                        Commission File Number 000-54073


                            LIBERTY COAL ENERGY CORP.
             (Exact name of registrant as specified in its charter)

            Nevada                                               75-3252264
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

99 - 18th Street, Suite 3000, Denver, Colorado                     80202
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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [ ] YES [X] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

58,666,667 common shares issued and outstanding as of May 13, 2011

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                 3

   Item 1. Financial Statements                                                3

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              13

   Item 3. Quantitative and Qualitative Disclosures About Market Risk         19

   Item 4. Controls and Procedures                                            19

PART II - OTHER INFORMATION                                                   19

   Item 1. Legal Proceedings                                                  19

   Item 1A. Risk Factors                                                      19

   Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds        26

   Item 3. Defaults Upon Senior Securities                                    26

   Item 4. [Removed and Reserved]                                             26

   Item 5. Other Information                                                  26

   Item 6. Exhibits                                                           27

SIGNATURES                                                                    28

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three and six month periods ended March 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS
                                  (Unaudited)

                                                                            As of                As of
                                                                           March 31,          September 30,
                                                                             2010                 2010
                                                                          ----------           ----------
                                     ASSETS

ASSETS
  Cash                                                                    $   54,027           $   59,190
  Prepaid                                                                      9,837                5,291
                                                                          ----------           ----------
TOTAL CURRENT ASSETS                                                          63,864               64,481
                                                                          ----------           ----------

Website, net of amortization                                                   2,536                3,378
Mineral properties                                                           377,585              350,000
                                                                          ----------           ----------
TOTAL OTHER ASSETS                                                           380,121              353,378
                                                                          ----------           ----------

      TOTAL ASSETS                                                        $  443,985           $  417,859
                                                                          ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                $    8,135           $   18,590
  Loans payable                                                              101,389                   --
                                                                          ----------           ----------
TOTAL LIABILITIES                                                            109,524               18,590
                                                                          ----------           ----------
STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, (1,500,000) shares authorized;
   57,900,000 and 57,900,000 shares issued and outstanding as
   of March 31, 2011 and September 30, 2010, respectively)                    57,900               57,900
  Additional paid-in capital                                                 346,786              346,786
  Additional paid-in capital - warrants                                      183,314              183,314
  Accumulated deficit during the exploration sage                           (253,539)            (188,731)
                                                                          ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                                   334,461              399,269
                                                                          ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $  443,985           $  417,859
                                                                          ==========           ==========


                 See Notes to Consolidated Financial Statements

                            LIBERTY COAL ENERGY CORP
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                        Cumulative Amounts
                                                                                                           From Date of
                                          For Three Months Ending             For Six Months Ending      Incorporation on
                                       -----------------------------     -----------------------------    August 31, 2007 -
                                         March 31,        March 31,        March 31,        March 31,        March, 31,
                                           2011             2010             2011             2010             2011
                                       ------------     ------------     ------------     ------------     ------------
REVENUES
  Revenues                             $         --     $         --     $         --     $         --     $         --
                                       ------------     ------------     ------------     ------------     ------------

NET SALES                                        --               --               --               --               --

COSTS AND EXPENSES
  General & administrative                   12,137              187           12,981            1,201           31,382
  Consulting services                        15,000           13,138           30,000           13,638           90,000
  Amortization                                  422               --              844               --            1,265
  Investor relations                          4,910               --           13,196               --           35,312
  Transfer agent                                382            1,300              382            2,895           14,691
  Legal & accounting                          1,754            1,300            6,016            2,895           79,500
                                       ------------     ------------     ------------     ------------     ------------

Loss before income taxes                     34,605           15,925           63,419           20,629          252,150

Provision for income taxes                       --               --               --               --               --
                                       ------------     ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS                        (34,605)         (15,925)         (63,419)         (20,629)        (252,150)

OTHER INCOME & (EXPENSES)
  Interest expense                           (1,389)              --           (1,389)              --           (1,389)
                                       ------------     ------------     ------------     ------------     ------------
TOTAL OTHER INCOME & (EXPENSES)              (1,389)              --           (1,389)              --           (1,389)
                                       ------------     ------------     ------------     ------------     ------------

NET LOSS FROM CONTINUING OPERATIONS         (35,994)         (15,925)         (64,808)         (20,629)        (253,539)
                                       ------------     ------------     ------------     ------------     ------------

NET LOSS                               $    (35,994)    $    (15,925)    $    (64,808)    $    (20,629)    $   (253,539)
                                       ============     ============     ============     ============     ============
BASIC  AND DILUTED LOSS PER COMMON
 SHARE                                 $         (1)    $         (1)    $         (1)    $         (1)
                                       ------------     ------------     ------------     ------------
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                      57,900,000       75,054,444       57,900,000       74,420,330
                                       ============     ============     ============     ============


                 See Notes to Consolidated Financial Statements

                            Liberty Coal Energy Corp.
                      Statements of Cash Flows (Unaudited)
                            (an Exploration Company)

                                                                                                       Cumulative Amounts
                                                                                                          From Date of
                                                                    Six Months         Six Months       Incorporation on
                                                                      Ended              Ended          August 31, 2007 -
                                                                     March 31,          March 31,          March 31,
                                                                       2011               2010               2011
                                                                    ----------         ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $  (64,808)        $  (17,734)        $ (253,540)
  Amortization                                                             844                 --              1,266
  Accrued interest expense                                               1,389                 --              1,389
  (Increase) decrease in prepaid expenses                               (4,548)               445             (9,838)
  Increase (decrease) in accounts payable and accrued liabilities       (9,551)            (3,100)             3,131
  Increase (decrease) in related party payables                           (904)                --              5,004
  Increase (decrease) in due to stockholder                                 --             (5,000)                --
                                                                    ----------         ----------         ----------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              (77,578)           (25,389)          (252,588)

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in website                                                 (3,800)
  Acquisition of mineral properties                                    (27,585)          (325,000)          (352,585)
                                                                    ----------         ----------         ----------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              (27,585)          (325,000)          (356,385)

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock issued for cash                                                     --            500,000            563,000
  Payments made on loans payable                                            --                 --                 --
  Proceeds from loans payable                                          100,000                 --            100,000
                                                                    ----------         ----------         ----------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              100,000            500,000            663,000
                                                                    ----------         ----------         ----------

NET INCREASE (DECREASE) IN CASH                                         (5,163)           149,611             54,027

CASH AT BEGINNING OF PERIOD                                             59,190             17,430                 --
                                                                    ----------         ----------         ----------

CASH AT END OF PERIOD                                               $   54,027         $  167,041         $   54,027
                                                                    ==========         ==========         ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid                                                 $       --         $       --         $       --
                                                                    ==========         ----------         ==========
  Interest paid                                                     $       --         $       --         $       --
                                                                    ==========         ==========         ==========
NON-CASH ACTIVITIES
  Notes issued to officers                                          $       --         $       --         $       --
  Retirement of debt                                                        --                 --                 --
  Reclassified long-term loan to short-term loan                            --            219,754            219,754
  Stock issued from conversion of convertible notes                         --                 --                 --
  Notes payable for settlement of notes                                     --          2,183,000          2,183,000
  Stock issued for services                                                 --                 --                 --
  Preferred stock issuance for settlement of notes payable                  --          3,104,139          3,104,139
                                                                    ----------         ----------         ----------
      Total non-cash activities                                     $       --         $5,506,893         $5,506,893
                                                                    ==========         ==========         ==========

         See Notes to Consolidated Financial Statements

                            LIBERTY COAL ENERGY CORP.
                         (An Exploration Stage Company)

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

SHERIDAN PROPERTY

The Company acquired a mineral property leasehold interest in exchange for $55,000 (paid), $25,000 within 90 days of the each of the next three following anniversaries of the date of the Agreement. The first of the $25,000 payments has been paid. Additionally, the Company must spend $2,750,000 on development of the property within three years of the date of the Agreement. Additionally, the lessor would receive a royalty of $1 per ton of coal produced from the property and sold with a maximum of $5,000,000. The maximum amount of royalty must be paid within 15 years of the date of the Agreement.

NOTE 4 - LOANS PAYABLE

Loans payable as of March 31, 2011 and September 30, 2010 consist of the following:

                                          March 31,       September 30,
                                            2011              2010
                                          --------          --------
      Loan at 10% interest                $101,389          $     --
                                          --------          --------

          Net deferred tax asset          $101,389          $     --
                                          ========          ========

Loans payable consists of a note totaling $101,389, including interest thereon of $1,389 which accrues interest at the rate of 10% per annum. The note requires no minimum payments and may be repaid at anytime.

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

WARRANTS

                                                                Outstanding at
Issue Date            Number      Price       Expiry Date       March 31, 2011
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

The cumulative net operating loss carry-forward is approximately $253,539 at March 31, 2011, and will expire beginning in the year 2028.

The cumulative tax effect at the expected rate of 22% of significant items comprising our net deferred tax amount is as follows:

                                                March 31,        September 30,
                                                  2011               2010
                                                --------           --------
   Deferred tax asset attributable to:
     Net operating loss carryover               $ 55,569           $ 41,388
     Valuation allowance                         (55,569)           (41,388)
                                                --------           --------

         Net deferred tax asset                 $     --           $     --
                                                ========           ========

NOTE 7 - RELATED PARTY TRANSACTION

As of March 31, 2011, there is a balance owing to an officer of the Company in the amount of $5,000 (September 30, 2010 - $5,908). This amount is included in accounts payable.

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $253,539 as of March 31, 2011. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 9 - SUBSEQUENT EVENTS

On May 11, 2011, Liberty Coal Energy Corp. ("Registrant") sold 666,667 shares of its common stock to one investor in exchange for $500,000, or $0.75 per share as specified in the subscription agreement ("Subscription Agreement"). A copy of the form of Subscription Agreement is attached hereto as Exhibit 10.1. This brief description of the Subscription Agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the Subscription Agreement as attached.

In connection with the sale of shares, the investor also received warrants to purchase six hundred sixty-six thousand six hundred sixty-seven (666,667) shares of the Registrant's common stock at a purchase price of $0.82 per share. The warrant agreement ("Warrant Agreement") provides for an expiration period of two years from the date of the investment. A copy of the form of Warrant Agreement is included in the Subscription Agreement.

The shares and warrants were issued in reliance upon exemption from registration under the Securities Act of 1933, as amended ("Securities Act"), pursuant to Rule 506 of Regulation D promulgated thereunder. The share and warrants were issued to an investor who is an "accredited investor," as such term is defined in Rule 501(a) under the Securities Act, based upon representation made by such investor.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks noted herein in the section entitled "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this quarterly report, the terms "we," "us," "our company," mean Liberty Coal Energy Corp., a Nevada corporation, unless otherwise indicated.

CORPORATE HISTORY

The address of our principal executive office is 99 18th Street, Suite 3000, Denver, Colorado 80202. Our telephone number is 303.997.3161.

Our common stock is quoted on the OTC Bulletin Board under the symbol "LBTG."

We were incorporated on August 31, 2007 as "ESL Teachers Inc." under the laws of the State of Nevada. Our original business plan was to develop and sell online employment services specifically for both ESL Teachers and ESL operations seeking to hire teachers worldwide. On March 15, 2010, we changed our name to Liberty Coal Energy Corp. by way of a merger with our wholly owned subsidiary "Liberty Coal Energy Corp." which was formed solely for the purpose of the change of name. The change of name was to better represent the new business direction of our company to that of a coal exploration, development, and production company.

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

Our first project is the Sheridan County Project. In May 2010, we entered into a letter of agreement for the acquisition of private mineral leasehold rights to certain coal mining properties in Sheridan County, Wyoming with Rocking Hard Investment, LLC and Synfuel Technology, Inc. Effective May 2, 2011 we entered into that certain Second Amended Agreement with Rocking Hard Investment, LLC to revise certain terms of the agreements related to the Sheridan, Wyoming coal property. In consideration for the mineral leasehold, we were required to pay $25,000 by February 13, 2011 and an additional $25,000 on or before February 13, 2012. Additionally, we must spend $500,000 on development of the property within three years of the date of the agreement. As part of the agreement, Rocking Hard is to receive certain royalties including a royalty of $1.00 per ton of coal produced from the property and sold with a maximum royalty of $5,000,000. The minimum royalty shall be paid beginning February 13, 2013 in the amount of $35,000, $45,000 in 2014, and $55,000 in 2015. Minimum royalties shall remain at $55,000 annually until production royalties becomes due or the Company surrenders the property to Synfuel Technology, Inc. The maximum amount of royalty must be paid within 15 years of the date of the agreement.

The second project is the Campbell Project. On February 1, 2010, we entered into a lease agreement with Miller and Associates, LLC to acquire a 100% interest in the project by issuing 100,000 shares of common stock, an annual payment of $20,000 adjusted annually by the CPI (consumer price index as published by the US Government) - according to this formula each year's payment is calculated by multiplying $20,000 by [1+ fractional CPI index]. For example, if the CPI is 3%, the payment will be $20,000 x 1.03 or $20,600. In addition, we agreed to pay on the 25th day of each calendar month, for the right to mine all coal on the project, a production royalty of 4% of the gross sales price of all coal mined and sold from the project.

We are an exploration stage company with limited operations and no revenues from our business activities.

The following is a discussion and analysis of our plan of operation for the quarter ended March 31, 2011, and the factors that could affect our future financial condition and plan of operation.

GOING CONCERN CONSIDERATION

Our registered independent auditors included an explanatory paragraph in their report on our financial statements as of and for the years ended September 30, 2010 and 2009, regarding concerns about our ability to continue as a going concern.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended March 31, 2011 which are included herein.

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

The following table summarizes key items of comparison for the three months ended March 31, 2011, and 2010:

                                                  Three Months Ended
                                                       March 31,
                                                2011             2010
                                              --------         --------
          Amortization                        $    422         $     --
          General and administrative            12,137              187
          Legal and accounting                   1,754            1,300
          Investor Relations                     4,910               --
          Consulting                            15,000           13,138
          Transfer agent                           382            1,300
          Interest Expense                       1,389               --
                                              --------         --------

          Net Loss                            $ 35,994         $ 15,925
                                              ========         ========

We had a net loss of $34,605 for the quarter ended March 31, 2011, which was $20,069 greater than the net loss of $15,925 for the quarter ended March 31, 2010. The significant change in our results over the two periods is primarily the result of management's activities around the companies projects.

SIX MONTHS ENDED MARCH 31, 2011 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2010

The following table summarizes key items of comparison for the six months ended March 31, 2011, and 2010:

                                                    Six Months Ended
                                                        March 31,
                                                 2011              2010
                                               --------          --------
           Amortization                        $    844          $     --
           General and administrative            12,981             1,201
           Legal and accounting                   6,016             2,895
           Investor Relations                    13,196                --
           Consulting                            30,000            13,638
           Transfer agent                         2,895             2,895
           Interest Expense                       1,389                --
                                               --------          --------

           Net Loss                            $ 64,808          $ 20,629
                                               ========          ========

We had a net loss of $64,808 for the six months ended March 31, 2011, which was $44,179 greater than the net loss of $20,629 for the six months ended March 31, 2010. The significant change in our results over the two periods is primarily the result of management's activities around the companies projects.

PERIOD FROM INCEPTION, AUGUST 31, 2007 TO MARCH 31, 2011

Since inception, we have an accumulated deficit of $253,539. We expect to continue to incur losses as a result of continued exploration and development of our coal mining interests.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of March 31, 2011, reflects assets of $443,985. We had cash in the amount of $54,027 and negative working capital in the amount of $(45,660) as of March 31, 2011. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months as of the date of these financials. We did however secure the necessary capital subsequently.

                                               Six Months        Six Months
                                                  Ended             Ended
                                                March 31,         March 31,
                                                  2011              2010
                                               ----------        ----------
Net Cash (Used in) Operating Activities        $  (77,578)       $  (25,389)
Net Cash (Used in) Investing Activities           (27,585)         (325,000)
Net Cash Provided by Financing Activities         100,000           500,000
                                               ----------        ----------

Increase (Decrease) in Cash                    $   (5,163)       $  149,611
                                               ==========        ==========

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

OPERATING ACTIVITIES

Net cash flow used in operating activities during the six months ended March 31, 2011 was $(77,578), an increase of $52,189 from the $(25,389) net cash used in operating activities during the six months ended March 31, 2010.

INVESTING ACTIVITIES

The primary driver of cash used in investing activities in previous periods was capital spending in the acquisition of coal properties.

Cash used in investing activities during the six months ended March 31, 2011 was $27,585, which resulted in a decrease from the $325,000 cash used in investing activities during the six months ended March 31, 2010.

FINANCING ACTIVITIES

Financing activities during the six months ended March 31, 2011, provided $100,000, which resulted in a decrease from the $500,000 cash proceeds in financing activities during the six months ended March 31, 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting issuer," we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and our chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures are effective as of March 31, 2011 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

ITEM 1A. RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements." Such forward-looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements".

                          RISKS RELATED TO OUR BUSINESS

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

OUR PLANNED MINING OPERATIONS ARE INHERENTLY SUBJECT TO CONDITIONS THAT COULD AFFECT LEVELS OF PRODUCTION AND PRODUCTION COSTS AT PARTICULAR MINES FOR VARYING LENGTHS OF TIME AND COULD REDUCE OUR PROFITABILITY.

Our planned coal mining operations are subject to conditions or events beyond our control that could disrupt operations, affect production and increase the
cost  of  mining  for  varying  lengths  of  time  and  negatively   affect  our
profitability. These conditions or events include, (i) unplanned equipment failures, which could interrupt production and require us to expend significant sums to repair our capital equipment that we would use to remove the soil that overlies coal deposits; (ii) geological conditions, such as variations in the quality of the coal produced from a particular seam, variations in the thickness of coal seams and variations in the amounts of rock and other natural materials that overlie the coal that we are mining; (iii) unexpected delays and difficulties in acquiring, maintaining or renewing necessary permits or mining or surface rights; (iv) unavailability of mining equipment and supplies and increases in the price of mining equipment and supplies; (v) shortage of qualified labor and a significant rise in labor costs; (vi) fluctuations in the cost of industrial supplies, including steel-based supplies, natural gas, diesel fuel and oil; (vii) unexpected or accidental surface subsidence from underground mining; (viii) accidental mine water discharges, fires, explosions or similar mining accidents; (ix) regulatory issues involving the plugging of and mining through oil and gas wells that penetrate the coal seams we mine; and (x) adverse weather conditions and natural disasters, such as heavy rains and flooding. If any of these conditions or events occur in the future at any of our mining properties, our cost of mining and any delay or halt of production either permanently or for varying lengths of time could adversely affect our operating results.

WE MAY HAVE RECLAMATION OBLIGATIONS AND IF WE ARE REQUIRED TO HONOR RECLAMATION OBLIGATIONS THAT HAVE BEEN ASSUMED BY PREVIOUS MINE OPERATORS, WE COULD BE
REQUIRED TO EXPEND GREATER AMOUNTS THAN WE CURRENTLY ANTICIPATE, WHICH COULD AFFECT OUR PROFITABILITY IN FUTURE PERIODS.

We are responsible under federal and state regulations for the ultimate reclamation of the mines we operate. In some cases, the previous mine operators have assumed these liabilities by contract and have posted bonds or have funded escrows to secure their obligations. We estimate our future liabilities for reclamation and other mine-closing costs from time to time based on a variety of assumptions. If our assumptions are incorrect, we could be required in future periods to spend more on reclamation and mine-closing activities than we currently estimate, which could harm our profitability. Likewise, if previous mine operators default on the unfunded portion of their contractual obligations to pay for reclamation, we could be forced to make these expenditures ourselves and the cost of reclamation could exceed any amount we might recover in litigation, which would also increase our costs and reduce our profitability.

DEFECTS IN TITLE OR LOSS OF ANY  LEASEHOLD  INTERESTS  IN OUR  PROPERTIES  COULD
LIMIT  OUR  ABILITY  TO  MINE  THESE   PROPERTIES   OR  RESULT  IN   SIGNIFICANT
UNANTICIPATED COSTS.

We plan to conduct some of our mining operations on properties that we lease. A title defect or the loss of any lease could adversely affect our ability to mine any associated reserves. Because title to most of our leased properties and mineral rights is not usually verified until we make a commitment to develop a property, which may not occur until after we have obtained necessary permits and completed exploration of the property, our right to mine some of our reserves may, in the future, be adversely affected if defects in title or boundaries exist. In order to obtain leases or mining contracts to conduct our mining operations on property where these defects exist, we may in the future have to incur unanticipated costs. In addition, we may not be able to successfully negotiate new leases or mining contracts for properties containing additional reserves or maintain our leasehold interests in properties where we have not commenced mining operations during the term of the lease.

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

EXPLORATION AND EXPLOITATION ACTIVITIES ARE SUBJECT TO COMPREHENSIVE REGULATION WHICH MAY CAUSE SUBSTANTIAL DELAYS OR REQUIRE CAPITAL OUTLAYS IN EXCESS OF THOSE ANTICIPATED CAUSING AN ADVERSE EFFECT ON OUR COMPANY.

Exploration and exploitation activities are subject to federal, state, and local laws, regulations, and policies, including laws regulating the removal of natural resources from the ground and the discharge of materials into the environment. Exploration and exploitation activities are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment.

Various permits from government bodies are required for drilling operations to be conducted, and no assurance can be given that such permits will be received. Environmental and other legal standards imposed by federal, state, or local authorities may be changed and any such changes may prevent us from conducting planned activities or increase our costs of doing so, which would have material adverse effects on our business. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may not be able to or elect not to insure against due to prohibitive premium costs and other reasons. Any laws, regulations, or policies of any government body or regulatory agency may be changed, applied, or interpreted in a manner which will alter and negatively affect our ability to carry on our business.

SEVERE WEATHER OR VIOLENT STORMS COULD MATERIALLY AFFECT OUR OPERATIONS DUE TO DAMAGE OR DELAYS CAUSED BY SUCH WEATHER. Our exploration activities are subject to normal seasonal weather conditions that often hamper and may temporarily prevent exploration activities. There is a risk that unexpectedly harsh weather or violent storms could affect areas where we conduct exploration activities. Delays or damage caused by severe weather could materially affect our operations or our financial position.

                        RISKS ASSOCIATED WITH OUR COMPANY

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses from inception to March 31, 2011 of $(253,540). Our net cash used in operations for the three months ended March 31, 2011 was $(77,578). As of March 31, 2011, we had a working capital of $(45,660). We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that drilling and completion costs increase beyond our expectations; or we encounter greater costs associated with general and administrative expenses or offering costs. The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our coal, the size of customers' purchases, the demand for our coal, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

IF WE DO NOT OBTAIN FINANCING WHEN NEEDED, OUR BUSINESS WILL FAIL.

As of March 31, 2011, we had $54,027 in cash and cash equivalents in our accounts. We estimate that we will need approximately US$1,200,000 in working capital to fund capital and operational costs with respect to our planned exploration phase. We do not have any arrangements for additional financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for our products, production costs, the availability of credit, prevailing interest rates and the market price for our common stock.

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

AS WE FACE INTENSE COMPETITION IN THE COAL EXPLORATION INDUSTRY, WE WILL HAVE TO COMPETE WITH OUR COMPETITORS FOR FINANCING AND FOR QUALIFIED MANAGERIAL AND TECHNICAL EMPLOYEES.

Our properties are in Wyoming and our competition there includes large, established coal companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may have to compete for financing and be unable to acquire financing on terms we consider acceptable. We may also have to compete with the other energy companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or qualified employees, our exploration programs may be slowed down or suspended, which may cause us to cease operations as a company.

WE MAY BE REQUIRED TO INCUR SIGNIFICANT COSTS AND REQUIRE SIGNIFICANT MANAGEMENT RESOURCES TO EVALUATE OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AS REQUIRED UNDER SECTION 404 OF THE SARBANES-OXLEY ACT, AND ANY FAILURE TO COMPLY OR ANY ADVERSE RESULT FROM SUCH EVALUATION MAY HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Section 404 requires us to include an internal control report with our Annual Report on Form 10-K. This report must include management's assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities.

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that, we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with our management's assessment or conclude that our internal control over financial reporting is operating effectively.

                 RISK RELATED TO AN INVESTMENT IN OUR SECURITIES

TRADING ON THE OTC BULLETIN BOARD MAY BE VOLATILE AND SPORADIC, WHICH COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK AND MAKE IT DIFFICULT FOR OUR STOCKHOLDERS TO RESELL THEIR SHARES.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the NYSE. Accordingly, shareholders may have difficulty reselling any of their shares.

OUR STOCK IS CATEGORIZED AS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS WHICH MAY LIMIT A SHAREHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

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

FINRA SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A SHAREHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules described above,  the Financial  Industry
Regulatory Authority ("FINRA") has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

TO DATE, WE HAVE NOT PAID ANY CASH DIVIDENDS AND NO CASH DIVIDENDS WILL BE PAID IN THE FORESEEABLE FUTURE.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We presently intend to retain all earnings for our operations.

THE ELIMINATION OF MONETARY LIABILITY AGAINST OUR DIRECTORS, OFFICERS AND EMPLOYEES UNDER NEVADA LAW AND THE EXISTENCE OF INDEMNIFICATION RIGHTS TO OUR DIRECTORS, OFFICERS AND EMPLOYEES MAY RESULT IN SUBSTANTIAL EXPENDITURES BY OUR COMPANY AND MAY DISCOURAGE LAWSUITS AGAINST OUR DIRECTORS, OFFICERS AND EMPLOYEES.

Our Articles of Incorporation contain a provision permitting us to eliminate the personal liability of our directors to our company and shareholders for damages for breach of fiduciary duty as a director or officer to the extent provided by Nevada law. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 11, 2011, the Company sold 666,667 shares of its common stock ("Shares") to one investor in exchange for $500,000, or $0.75 per share as specified in the subscription agreement ("Subscription Agreement"). In connection with the sale of the Shares, the investor also received warrants to purchase six hundred sixty-six thousand six hundred sixty-seven (666,667) shares of the Company's common stock at a purchase price of $0.82 per share ("Warrants"). The Warrants provide for an expiration period of two years from the date of the investment. The foregoing description of the Subscription Agreement, Shares and Warrants is not intended to be complete and is qualified in its entirety by reference to the full text of the Subscription Agreement as attached hereto as Exhibit 10.1.

The Shares and Warrants were issued in reliance upon exemption from registration under the Securities Act pursuant to Rule 506 of Regulation D. The Share and Warrants were issued to an investor who is an "accredited investor," as such term is defined in Rule 501(a) under the Securities Act, based upon representation made by such investor.

ITEM 3. DEFAULTS

UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

Effective May 2, 2011, the Company entered into that certain Second Amended Agreement by and between the Company and Rocking Hard Investments, LLC, a Utah limited liability company ("RHI") regarding the Company's coal project north of

Sheridan, Wyoming. The Second Amended Agreement combines and replaces in its entirety that certain Amended Agreement by and between the Company and RHI and that certain Royalty Agreement by and between the Company and RHI, both dated May 20, 2010. The Second Amended Agreement revises exploration, development and feasibility requirements to better fit with the projected timing of the State permitting process. Minimum royalties were also more accurately defined in the Second Amended Agreement. A copy of the Second Amended Agreement is attached hereto as Exhibit 10.2.

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

3.1 Articles of Incorporation (Incorporated by reference to our Registration Statement on Form SB-2 originally filed on January 23, 2008).

3.2 By-laws (Incorporated by reference to our Registration Statement on Form S1/A filed on February 27, 2008).

3.3 Articles of Merger (Incorporated by reference to our Current Report on Form 8-K filed on March 29, 2010).

3.4 Certificate of Change (Incorporated by reference to our Current Report on Form 8-K filed on March 29, 2010).

10.1*         Form of Subscription Agreement

10.2*         Second Amended  Agreement by and between Liberty Coal Energy Corp.
              and Rocking Hard Investments, LLC, dated May 2, 2010

(31)          RULE 13A-14(A)/15D-14(A) CERTIFICATIONS

31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)          SECTION 1350 CERTIFICATIONS

32.1* Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
*    Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LIBERTY COAL ENERGY CORP.


Date: May 16, 2011                       /s/ Edwin G. Morrow
                                         ---------------------------------------
                                         EDWIN G. MORROW
                                         President, Chief Executive Officer
                                         and Director


Date: May 16, 2011                       /s/ Robert T. Malasek
                                         ---------------------------------------
                                         ROBERT T. MALASEK
                                         Chief Financial Officer, Secretary
                                         and Director