Form 10-Q
period 2011-06-30
Liberty Coal Energy Corp.
filed 2011-08-15
CIK 1424030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2011
                                       or

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

58,566,667 common shares issued and outstanding as of August 15, 2011

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements                                                3

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              11

   Item 3. Quantitative and Qualitative Disclosures About Market Risk         16

   Item 4. Controls and Procedures                                            17

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings                                                  17

   Item 1A. Risk Factors                                                      17

   Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds        17

   Item 3. Defaults Upon Senior Securities                                    17

   Item 4. [Removed and Reserved]                                             17

   Item 5. Other Information                                                  17

   Item 6. Exhibits                                                           18

SIGNATURES                                                                    19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three and nine month periods ended June 30, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                           BALANCE SHEETS (Unaudited)

                                                                            As of                As of
                                                                           June 30,           September 30,
                                                                             2011                 2010
                                                                          ----------           ----------
                                     ASSETS

ASSETS
  Cash                                                                    $  385,283           $   59,190
  Prepaid                                                                     17,135                5,291
                                                                          ----------           ----------
TOTAL CURRENT ASSETS                                                         402,418               64,481
                                                                          ----------           ----------

Website, net of amortization                                                   2,111                3,378
Mineral properties                                                           397,985              350,000
                                                                          ----------           ----------
TOTAL OTHER ASSETS                                                           400,096              353,378
                                                                          ----------           ----------

      TOTAL ASSETS                                                        $  802,514           $  417,859
                                                                          ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                $   15,120           $   18,590
  Loans payable                                                                   --                   --
                                                                          ----------           ----------
TOTAL LIABILITIES                                                             15,120               18,590
                                                                          ----------           ----------
STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, (1,500,000) shares authorized;
   58,566,667 and 57,900,000 shares issued and outstanding as
   of June 30, 2011 and September 30, 2010, respectively)                     58,567               57,900
  Additional paid-in capital                                                 624,911              346,786
  Additional paid-in capital - warrants                                      404,522              183,314
  Accumulated deficit during the exploration sage                           (300,606)            (188,731)
                                                                          ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                                   787,394              399,269
                                                                          ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $  802,514           $  417,859
                                                                          ==========           ==========


                 See Notes to Consolidated Financial Statements

                            LIBERTY COAL ENERGY CORP
                      Statements of Operations (Unaudited)
                         (An Exploration Stage Company)

                                                                                                       Cumulative Amounts
                                                                                                          From Date of
                                                                                                        Incorporation on
                                        For Three Months Ending            For Nine Months Ending       August 31, 2007 -
                                       June 30,         June 30,         June 30,          June 30,         June 30,
                                         2011             2010             2011              2010             2011
                                     ------------     ------------     ------------      ------------     ------------
REVENUES
  Revenues                           $         --     $         --     $         --      $         --     $         --
                                     ------------     ------------     ------------      ------------     ------------
NET SALES                                      --               --               --                --               --

COSTS AND EXPENSES
  General & administrative                  6,157            2,141           19,138             3,342           37,540
  Consulting services                      22,500           45,000           52,500            45,000          112,500
  Amortization                                422               --            1,267                --            1,687
  Investor relations                        8,185           13,333           21,381            13,333           43,497
  Transfer agent                               --               --              382             2,895           14,691
  Legal & accounting                        7,690           20,286           13,706            33,924           87,190
                                     ------------     ------------     ------------      ------------     ------------
Loss before income taxes                   44,954           80,760          108,374            98,494          297,105

Provision for income taxes                     --               --               --                --               --
                                     ------------     ------------     ------------      ------------     ------------

LOSS FROM OPERATIONS                      (44,954)         (80,760)        (108,374)          (98,494)        (297,105)

OTHER INCOME & (EXPENSES)
  Interest expense                         (2,111)              --           (3,500)               --           (3,500)
                                     ------------     ------------     ------------      ------------     ------------
TOTAL OTHER INCOME & (EXPENSES)            (2,111)              --           (3,500)               --           (3,500)
                                     ------------     ------------     ------------      ------------     ------------

NET LOSS FROM CONTINUING OPERATIONS       (47,065)         (80,760)        (111,874)          (98,494)        (300,605)
                                     ------------     ------------     ------------      ------------     ------------

NET LOSS                             $    (47,065)    $    (80,760)    $   (111,874)     $    (98,494)    $   (300,605)
                                     ============     ============     ============      ============     ============
BASIC AND DILUTED LOSS PER COMMON
 SHARE                               $         (1)    $         (1)    $         (1)     $         (1)
                                     ------------     ------------     ------------      ------------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING             58,255,556       75,900,000       58,018,519        74,913,553
                                     ============     ============     ============      ============


                 See Notes to Consolidated Financial Statements

                            Liberty Coal Energy Corp.
                      Statements of Cash Flows (Unaudited)
                            (an Exploration Company)

                                                                                                        Cumulative Amounts
                                                                                                           From Date of
                                                                     Nine Months        Nine Months      Incorporation on
                                                                        Ended              Ended          August 31, 2007 -
                                                                       June 30,           June 30,           June 30,
                                                                         2011               2010               2011
                                                                      ----------         ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                   $ (111,874)        $  (17,734)        $ (300,605)
  Amortization                                                             1,267                 --              1,689
  Accrued interest expense                                                    --                 --                 --
  (Increase) decrease in prepaid expenses                                (11,845)               445            (17,136)
  Increase (decrease) in accounts payable and accrued liabilities         (2,566)            (3,100)            10,116
  Increase (decrease) in related party payables                             (904)                --              5,004
  Increase (decrease) in due to stockholder                                   --             (5,000)                --
                                                                      ----------         ----------         ----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (125,922)           (25,389)          (300,932)

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in website                                                   (3,800)
  Acquisition of mineral properties                                      (47,985)          (325,000)          (372,985)
                                                                      ----------         ----------         ----------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            (47,985)          (325,000)          (376,785)

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock issued for cash                                                  500,000            500,000          1,063,000
  Payments made on loans payable                                        (100,000)                --           (100,000)
  Proceeds from loans payable                                            100,000                 --            100,000
                                                                      ----------         ----------         ----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            500,000            500,000          1,063,000
                                                                      ----------         ----------         ----------

NET INCREASE (DECREASE) IN CASH                                          326,093            149,611            385,283

CASH AT BEGINNING OF PERIOD                                               59,190             17,430                 --
                                                                      ----------         ----------         ----------

CASH AT END OF PERIOD                                                 $  385,283         $  167,041         $  385,283
                                                                      ==========         ==========         ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid                                                   $       --         $       --         $       --
                                                                      ==========         ----------         ==========
  Interest paid                                                       $    3,500         $       --         $    3,500
                                                                      ==========         ==========         ==========
NON-CASH ACTIVITIES
  Notes issued to officers                                            $       --         $       --         $       --
  Retirement of debt                                                          --                 --                 --
  Reclassified long-term loan to short-term loan                              --            219,754            219,754
  Stock issued from conversion of convertible notes                           --                 --                 --
  Notes payable for settlement of notes                                       --          2,183,000          2,183,000
  Stock issued for services                                                   --                 --                 --
  Preferred stock issuance for settlement of notes payable                    --          3,104,139          3,104,139
                                                                      ----------         ----------         ----------
Total non-cash activities                                             $       --         $5,506,893         $5,506,893
                                                                      ==========         ==========         ==========


                 See Notes to Consolidated Financial Statements

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS

Liberty Coal Energy Corp. (the "Company") incorporated in the state of Nevada on August 31, 2007 to develop business activities in teacher recruiting. The Company changed its business focus in March, 2010 and now intends to enter the business of precious mineral exploration, development, and production. The Company has not yet commenced significant business operations and is considered to be in the exploration stage (formerly in the development stage).

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

RECENTLY ADOPTED PRONOUNCEMENTS

The Company does not expect the adoption of other recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

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

NOTE 4 - LOANS PAYABLE

Loans payable as of June 30, 2011 and September 30, 2010 consist of the following:

                                      June 30, 2011      September 30, 2010
                                      -------------      ------------------

       Loan at 10% interest              $     --             $     --
                                         --------             --------
         Net deferred tax asset          $     --             $     --
                                         ========             ========

The company paid its only loan off with a face value of $100,000 and $3,500 interest.

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

On May 11 2011, the Company completed a private placement whereby it issued 666,667 units for $0.75 per unit. Each unit consists of one commonshare and common share purchase warrant allowing the holder to purchase a common share at $0.82 per share expiring April 30, 2013.

WARRANTS

                                                                Outstanding at
Issue Date            Number      Price       Expiry Date     September 30, 2010
----------            ------      -----       -----------     ------------------
February 1, 2010     1,000,000    $0.25    February 1, 2012        1,000,000
February 11, 2010    1,000,000    $0.25    February 11, 2012       1,000,000
May 11, 2011           666,667    $0.82    May 11, 2013              666,667

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

The cumulative net operating loss carry-forward is approximately $300,606 at June 30, 2011, and will expire beginning in the year 2028.The cumulative tax effect at the expected rate of 22% of significant items comprising our net deferred tax amount is as follows:


                                         June 30, 2011      September 30, 2010
                                         -------------      ------------------
Deferred tax asset attributable to:
  Net operating loss carryover             $ 66,793              $ 41,388
  Valuation allowance                       (66,793)              (41,388)
                                           --------              --------
      Net deferred tax asset               $     --              $     --
                                           ========              ========

NOTE 7 - RELATED PARTY TRANSACTION

As of June 30, 2011, there is a balance owing to two officers of the Company in the amount of $7,500 (September 30, 2010 - $5,908). This amount is included in accounts payable.

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $300,605 as of June 30, 2010. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks noted herein in the section entitled "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$), unless otherwise specified, and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we," "us," "our company," and the "Company" mean Liberty Coal Energy Corp., a Nevada corporation, unless otherwise indicated.

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

OUR CURRENT BUSINESS

Our primary business focus is to acquire, explore and develop coal properties in North America. We are currently exploring two properties, the Sheridan County Project in Sheridan County, Wyoming and the Campbell Project in Campbell County, Wyoming.

Our first project is the Sheridan County Project. In May 2010, we entered into a letter of agreement for the acquisition of private mineral leasehold rights to certain coal mining properties in Sheridan County, Wyoming with Rocking Hard Investments, LLC and Synfuel Technology, Inc. Effective May 2, 2011 we entered into that certain Second Amended Agreement with Rocking Hard Investments, LLC to revise certain terms of the agreements related to the Sheridan, Wyoming coal property. In consideration for the mineral leasehold, we were required to pay $25,000 by February 13, 2011 and an additional $25,000 on or before February 13, 2012. Additionally, we must spend $500,000 on development of the property within three years of the date of the agreement. As part of the agreement, Rocking Hard is to receive certain royalties including a royalty of $1.00 per ton of coal produced from the property and sold with a maximum royalty of $5,000,000. The minimum royalty shall be paid beginning February 13, 2013 in the amount of $35,000, $45,000 in 2014, and $55,000 in 2015. Minimum royalties shall remain at $55,000 annually until production royalties becomes due or the Company surrenders the property to Synfuel Technology, Inc. The maximum amount of royalty must be paid within 15 years of the date of the agreement.

The second project is the Campbell Project. On February 1, 2010, we entered into a lease agreement with Miller and Associates, LLC to acquire a 100% interest in the project by issuing 100,000 shares of our common stock, an annual payment of $20,000 adjusted annually by the CPI (consumer price index as published by the US Government) - according to this formula each year's payment is calculated by multiplying $20,000 by [1+ fractional CPI index]. For example, if the CPI is 3%, the payment will be $20,000 x 1.03 or $20,600. In addition, we agreed to pay on the 25th day of each calendar month, for the right to mine all coal on the project, a production royalty of 4% of the gross sales price of all coal mined and sold from the project.

We are an exploration stage company with limited operations and no revenues from our business activities.

The following is a discussion and analysis of our results of operation for the quarter ended June 30, 2011, and the factors that could affect our future financial condition and results of operation.

GOING CONCERN CONSIDERATION

Our registered independent auditors included an explanatory paragraph in their report on our financial statements as of and for the years ended September 30, 2010 and 2009, regarding concerns about our ability to continue as a going concern.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2011 which are included herein.

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2010

The following table summarizes key items of comparison for the three months ended June 30, 2011, and 2010:

                                                   Three Months Ended
                                                        June 30,
                                               2011                  2010
                                             --------              --------
Amortization                                 $    422              $     --
General and administrative                      6,157                 2,141
Legal and accounting                            7,690                20,286
Investor Relations                              8,185                13,333
Consulting                                     22,500                45,000
Transfer agent                                     --                    --
Interest Expense                                2,111                    --
                                             --------              --------
Net Loss                                     $ 47,065              $ 80,760
                                             ========              ========

We had a net loss of $47,065 for the quarter ended June 30, 2011, which was $33,695 less than the net loss of $80,760 for the quarter ended June 30, 2010. The significant change in our results over the two periods is primarily the result of management's activities around the Company's projects.

NINE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2010

The following table summarizes key items of comparison for the nine months ended June 30, 2011, and 2010:

                                                   Nine Months Ended
                                                        June 30,
                                               2011                  2010
                                             --------              --------
Amortization                                 $  1,267              $     --
General and administrative                     19,138                 3,342
Legal and accounting                           13,706                33,924
Investor Relations                             21,381                13,333
Consulting                                     52,500                45,000
Transfer agent                                    382                 2,895
Interest Expense                                3,500                    --
                                             --------              --------
Net Loss                                     $111,874              $ 98,494
                                             ========              ========

We had a net loss of $111,874 for the nine months ended June 30, 2011, which was $13,380 greater than the net loss of $98,494 for the nine months ended June 30, 2010. The significant change in our results over the two periods is primarily the result of management's activities around the Company's projects.

PERIOD FROM INCEPTION, AUGUST 31, 2007 TO JUNE 30, 2011

Since inception, we have an accumulated deficit of $300,605. We expect to continue to incur losses as a result of continued exploration and development of our coal mining interests.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of June 30, 2011, reflects assets of $802,514. We had cash in the amount of $385,283 and working capital in the amount of $387,298 as of June 30, 2011. On May 11, 2011, the Company sold 666,667 shares of its common stock ("Shares") to one investor in exchange for $500,000, or $0.75 per share in accordance with a subscription agreement. In connection with the sale of the Shares, the investor also received warrants to purchase six hundred sixty-six thousand six hundred sixty-seven (666,667) shares of the Company's common stock at a purchase price of $0.82 per share ("Warrants"). The Warrants provide for an expiration period of two years from the date of the investment.

                                            Nine Months            Nine Months
                                               Ended                  Ended
                                              June 30,               June 30,
                                                2011                   2010
                                             ----------             ----------
Net Cash (Used in) Operating Activities      $ (125,922)            $  (25,389)
Net Cash (Used in) Investing Activities         (47,985)              (325,000)
Net Cash Provided by Financing Activities       500,000                500,000
                                             ----------             ----------
Increase (Decrease) in Cash                  $  326,093             $  149,611
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

OPERATING ACTIVITIES

Net cash flow used in operating activities during the nine months ended June 30, 2011 was $125,922, an increase of $100,533 from the $25,389 net cash used in operating activities during the nine months ended June 30, 2010.

INVESTING ACTIVITIES

The primary driver of cash used in investing activities in previous periods was capital spending in the acquisition of coal properties. Cash used in investing activities during the nine months ended June 30, 2011 was $47,985, which resulted in a decrease of $277,015 from the $325,000 cash used in investing activities during the nine months ended June 30, 2010.

FINANCING ACTIVITIES

Financing activities during the nine months ended June 30, 2011, provided $500,000, which remained the same from the $500,000 cash proceeds in financing activities during the nine months ended June 30, 2010.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and amounts due to a Company stockholder.

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

RECENT ACCOUNTING PRONOUNCEMENTS

VARIABLE INTEREST ENTITIES

In June 2009, the FASB issued changes to require an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The guidance became effective for the Company on February 1, 2010. The adoption of the guidance did not have an impact on the Company's financial statements.

CODIFICATION OF GAAP

In June 2009, the FASB issued guidance to establish the Accounting Standards Codification TM ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, the FASB will issue Accounting Standards Updates ("ASU"). ASUs will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. The guidance became effective for the Company for the period ending October 31, 2009. The adoption of the guidance did not have an impact on the Company's financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and our chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures are effective as of June 30, 2011 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
  No.                              Description
-------                            -----------

3.1 Articles of Incorporation (Incorporated by reference to our Registration Statement on Form SB-2 originally filed on January 23,
         2008).

3.2 By-laws (Incorporated by reference to our Registration Statement on Form S1/A filed on February 27, 2008).

3.3 Articles of Merger (Incorporated by reference to our Current Report on Form 8-K filed on March 29, 2010).

3.4 Certificate of Change (Incorporated by reference to our Current Report on Form 8-K filed on March 29, 2010).

10.1 Form of Subscription Agreement (Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 16, 2011)

10.2 Second Amended Agreement by and between Liberty Coal Energy Corp. and Rocking Hard Investments, LLC, dated May 2, 2010 (Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 16, 2011)

31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                 LIBERTY COAL ENERGY CORP.


Date: August 15, 2011            /s/ Robert T. Malasek
                                 -----------------------------------------------
                                 ROBERT T. MALASEK
                                 Chief Financial Officer, Secretary and Director
                                 (Principal Financial Officer & Principal
                                 Accounting Officer)