Form 10-K
period 2011-09-30
Liberty Coal Energy Corp.
filed 2012-01-12
CIK 1424030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended September 30, 2011

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

       Registrant's telephone number, including area code: (888) 399-3989

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange On Which Registered
-------------------                    -----------------------------------------
       N/A                                                N/A

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 20, 2011, was $1,453,400 based on the average bid/ask price for the Common Stock on December 20, 2011. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.
58,566,667 shares of common stock issued & outstanding as of January 5, 2012

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                                TABLE OF CONTENTS

Item 1.     Business..........................................................3

Item 1A.    Risk Factors......................................................8

Item 1B.    Unresolved Staff Comments........................................16

Item 2.     Properties.......................................................16

Item 3.     Legal Proceedings................................................19

Item 4.     [Removed and Reserved]...........................................19

Item 5.     Market for Common Equity and Related Stockholder Matters and
            Issuer Purchases of Equity Securities ...........................20

Item 6.     Selected Financial Data..........................................21

Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................21

Item 8.     Financial Statements and Supplementary Data......................27

Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure.............................................41

Item 9A.    Controls and Procedures..........................................41

Item 9B.    Other Information................................................42

Item 10.    Directors, Executive Officers and Corporate Governance...........42

Item 11.    Executive Compensation...........................................45

Item 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters..................................47

Item 13.    Certain Relationships and Related Transactions, and Director
            Independence.....................................................47

Item 14.    Principal Accountants Fees and Services..........................48

Item 15.    Exhibits, Financial Statement Schedules..........................49

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K.

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

As used in this annual report, the terms "we", "us", "our company", or "the Company" mean Liberty Coal Energy Corp., a Nevada corporation, unless otherwise indicated.

                                     PART I

ITEM 1. BUSINESS

CORPORATE HISTORY

The address of our principal executive office is 99 18th Street, Suite 3000, Denver, Colorado 80202. Our telephone number is (888) 399-3989.

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

In regards to the Sheridan County Project, we are currently in the process of designing and permitting a multi-phase drilling program to establish the specific quality, thickness and attitudes of the coal beds associated with the project. This information will be included in reports and the data base, which will be used in the mine feasibility study. The feasibility study will provide the initial design of a mining plan, determine the capital cost of the operating project and determine the requirements necessary for submission of permit applications to the regulatory agencies responsible for overseeing coal mining in the State of Wyoming.

The Campbell Project is an underground mining target. Initial pre-feasibility work has identified a proposed mining scenario that, due to the thickness, is a good candidate for underground production. We are in the beginning phase of continuing the prefeasibility work already completed. After completion, a phase 2 estimate of the timing and capital costs to install and operate an underground mine, and leasing additional adjacent resources, drilling to confirm ground conditions and detailed information on coal quality will be the next step toward feasibility and mine planning.

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

We compete with many companies in the mining business, including larger, more established mining companies with substantial capabilities, personnel and financial resources. Further, there is a limited supply of desirable mineral lands available for claim-staking, lease or acquisition in areas where we may conduct exploration activities. Because we compete with individuals and companies that have greater financial resources and larger technical staffs, we may be at a competitive disadvantage in acquiring desirable mineral properties. From time to time, specific properties or areas that would otherwise be attractive to us for exploration or acquisition are unavailable due to their previous acquisition by other companies or our lack of financial resources.

Competition in the mining industry is not limited to the acquisition of mineral properties but also extends to the technical expertise to find, advance and operate such properties; the labor to operate the properties; and the capital needed to fund the acquisition and operation of such properties. Competition may result in our company being unable not only to acquire desired properties, but to recruit or retain qualified employees, to obtain equipment and personnel to assist in our exploration activities or to acquire the capital necessary to fund our operation and advance our properties. Our inability to compete with other companies for these resources would have a material adverse effect on our results of operations and business.

As noted above, we compete with other mining and exploration companies, many of which possess greater financial resources and technical facilities than we do, in connection with the acquisition of suitable exploration properties and in connection with the engagement of qualified personnel. Many of our competitors explore for a variety of minerals and control many different properties around the world. Many of them have been in business longer than we have and have established more strategic partnerships and relationships and have greater financial accessibility than we have. Accordingly, given the significant competition for mineral exploration properties, we may be unable to continue to acquire interests in attractive mineral exploration properties on terms we consider acceptable.

The most important factors on which we compete are coal price, coal quality and characteristics, transportation costs and the reliability of supply. Demand for coal and the prices that we will be able to obtain for our coal are closely linked to coal consumption patterns of the domestic electric generation industry and international consumers. These coal consumption patterns are influenced by factors beyond our control, including demand for electricity, which is significantly dependent upon economic activity and summer and winter temperatures in the United States, government regulation, technological developments and the location, availability, quality and price of competing sources of fuel such as natural gas, oil and nuclear, and alternative energy sources such as hydroelectric power.

We do not engage in hedging transactions and we have no hedged mineral resources.

MINING PERMITS AND APPROVALS

We plan to secure all necessary state and federal permits for our exploration activities and we intend to file for the required permits to conduct our exploration programs as necessary. These permits are usually obtained from either the Bureau of Land Management or the United States Forest Service. Obtaining such permits usually requires the posting of small bonds for subsequent remediation of trenching, drilling and bulk-sampling.

Applications for permits require extensive engineering and data analysis and presentation, and must address a variety of environmental, health, and safety matters associated with a proposed mining operation. These matters include the manner and sequencing of coal extraction, the storage, use and disposal of waste and other substances and other impacts on the environment, the construction of water containment areas, and reclamation of the area after coal extraction. Meeting all requirements imposed by any of these authorities may be costly and time consuming, and may delay or prevent commencement or continuation of mining operations.

The permitting process for certain mining operations can extend over several years and can be subject to judicial challenge, including by the public. Some required mining permits are becoming increasingly difficult to obtain in a timely manner, or at all. We cannot assure you that we will not experience difficulty or delays in obtaining mining permits in the future.

We may be required to post bonds to secure performance under such permits. Under some circumstances, substantial fines and penalties, including revocation of mining permits, may be imposed under applicable laws and regulations. Monetary sanctions and, in severe circumstances, criminal sanctions may be imposed for failure to comply with these laws and regulations. Regulations also provide that a mining permit can be refused or revoked if the permit applicant or permittee owns or controls, directly or indirectly through other entities, mining operations that have outstanding environmental violations.

COMPLIANCE WITH GOVERNMENT REGULATIONS

Various levels of governmental controls and regulations address, among other things, the environmental impact of mineral exploration and mineral processing operations and establish requirements for decommissioning of mineral exploration properties after operations have ceased. With respect to the regulation of mineral exploration and processing, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission standards and other design or operational requirements for various aspects of the operations, including health and safety standards. Legislation and regulations also establish requirements for decommissioning, reclamation and rehabilitation of mineral exploration properties following the cessation of operations and may require that some former mineral properties be managed for long periods of time.

Our exploration activities are subject to various levels of federal and state laws and regulations relating to protection of the environment, including requirements for closure and reclamation of mineral exploration properties. Some of the laws and regulations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act, the Federal Land Policy and Management Act, the National Environmental Policy Act, the Resource Conservation and Recovery Act, and all the related state laws in Wyoming, some of which are discussed in more detail below.

We do not anticipate discharging water into active streams, creeks, rivers, lakes or any other bodies of water without an appropriate permit. We also do not anticipate disturbing any endangered species or archaeological sites or causing damage to the properties in which we have an interest. Re-contouring and re-vegetation of disturbed surface areas will be completed pursuant to the applicable permits. The cost of remediation work varies according to the degree of physical disturbance. It is difficult to estimate the cost of compliance with environmental laws since the full nature and extent of our proposed activities cannot be determined at present.

MINE HEALTH AND SAFETY LAWS

Stringent safety and health standards have been imposed by federal legislation since Congress adopted the Mine Safety and Health Act of 1969. The Mine Safety and Health Act of 1977 significantly expanded the enforcement of safety and health standards and imposed further comprehensive safety and health standards on all aspects of mining operations. In reaction to several mine accidents in recent years, federal and state legislatures and regulatory authorities have increased scrutiny of mine safety matters and passed more stringent laws governing mining.

ENVIRONMENTAL REGULATION

As noted above, mining activities at and on our properties are subject to various environmental laws, both federal and state, including but not limited to the federal National Environmental Policy Act, CERCLA (as defined below), the Resource Recovery and Conservation Act, the Clean Water Act, the Clean Air Act and the Endangered Species Act, and certain state laws governing the discharge of pollutants and the use and discharge of water. Various permits from federal and state agencies are required under many of these laws. Local laws and ordinances may also apply to such activities as construction of facilities, land use, waste disposal, road use and noise levels.

These laws and regulations are continually changing and, as a general matter, are becoming more restrictive. Our policy is to conduct our business in a manner that safeguards public health and mitigates the environmental effects of our business activities. To comply with these laws and regulations, some of which are discussed below, we have made, and in the future may be required to make, significant capital and operating expenditures.

The COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION, AND LIABILITY ACT OF 1980, as amended ("CERCLA"), imposes strict, joint, and several liability on parties associated with releases or threats of releases of hazardous substances. Liable parties include, among others, the current owners and operators of facilities at which hazardous substances were disposed or released into the environment and past owners and operators of properties who owned such properties at the time of such disposal or release. This liability could include response costs for removing or remediating the release and damages to natural resources. The properties in which we have certain interests, because of past mining activities, could give rise to potential liability under CERCLA.

Under the RESOURCE CONSERVATION AND RECOVERY ACT ("RCRA") and related state laws, mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous or solid wastes associated with certain mining-related activities. RCRA costs may also include corrective action or clean up costs. The majority of the waste which is produced by such operations is "extraction" waste that Environmental Protection Agency ("EPA") has determined not to regulate under RCRA's "hazardous waste" program. Instead, the

EPA is creating a solid waste regulatory program specific to mining operations under the RCRA. Of particular concern to the mining industry is a proposal by the EPA entitled "Recommendation for a Regulatory Program for Mining Waste and Materials Under Subtitle D of the Resource Conservation and Recovery Act" ("Strawman II") which, if implemented, would create a system of comprehensive Federal regulation of the entire mine site. Many of these requirements would be duplicates of existing state regulations. Strawman II as currently proposed would regulate not only mine and mill wastes but also numerous production facilities and processes which could limit internal flexibility in operating a mine. To implement Strawman II the EPA must seek additional statutory authority, which is expected to be requested in connection with Congress' reauthorization of RCRA.

Mining operations may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, such as crushers and storage facilities, and from mobile sources such as trucks and heavy construction equipment. All of these sources are subject to review, monitoring, permitting, and/or control requirements under the federal CLEAN AIR ACT and related state air quality laws. Air quality permitting rules may impose limitations on our production levels or create additional capital expenditures in order to comply with the permitting conditions.

Under the federal CLEAN WATER ACT, point-source discharges are regulated by the National Pollution Discharge Elimination System program. Stormwater discharges also are regulated and permitted under that statute. Section 404 of the CLEAN WATER ACT regulates the discharge of dredge and fill material into waters of the United States, including wetlands. All of those programs may impose permitting and other requirements on our operations.

The NATIONAL ENVIRONMENTAL POLICY ACT ("NEPA") requires an assessment of the environmental impacts of major federal actions. The federal action requirement must be satisfied if the project involves federal land or if the federal government provides financing or permitting approvals. NEPA does not establish any substantive standards, but requires the analysis of any potential impacts. The scope of the assessment process depends on the size of the project. An Environmental Assessment ("EA") may be adequate for smaller projects. An Environmental Impact Statement, which is much more detailed and broader in scope than an EA, is required for larger projects. NEPA compliance requirements for any of our proposed projects could result in additional costs or delays.

The ENDANGERED SPECIES ACT ("ESA") is administered by the U.S. Fish and Wildlife Service of the U.S. Department of Interior. The purpose of the ESA is to conserve and recover listed endangered and threatened species and their habitat. Under the ESA, endangered means that a species is in danger of extinction throughout all or a significant portion of its range. The term threatened under such statute means that a species is likely to become endangered within the foreseeable future. Under the ESA, it is unlawful to take a listed species, which can include harassing or harming members of such species or significantly modifying their habitat. Future identification of endangered species or habitat in our project areas may delay or adversely affect our operations.

U.S. federal and state reclamation requirements often mandate concurrent reclamation and require permitting in addition to the posting of reclamation bonds, letters of credit or other financial assurance sufficient to guarantee the cost of reclamation. If reclamation obligations are not met, the designated agency could draw on these bonds or letters of credit to fund expenditures for reclamation requirements. Reclamation requirements generally include stabilizing, contouring and re-vegetating disturbed lands, controlling drainage from portals and waste rock dumps, removing roads and structures, neutralizing or removing process solutions, monitoring groundwater at the mining site and maintaining visual aesthetics.

EMPLOYEES

At present, only our directors and officers act as our employees of our company. We do not expect any material changes in the number of employees over the next 12 month period.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses from inception to September 30, 2011 of $338,3771. Our net cash used in operations for the year ended September 30, 2011 was $168,434. As of September 30, 2011, we had a working capital of $349,949. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that drilling and completion costs increase beyond our expectations; or we encounter greater costs associated with general and administrative expenses or offering costs. The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

IF WE DO NOT OBTAIN FINANCING WHEN NEEDED, OUR BUSINESS WILL FAIL.

As of September 30, 2010, we had approximately $342,772 in cash and cash equivalents in our accounts. We estimate that we will need approximately US$1,200,000 in working capital to fund capital and operational costs with respect to our planned exploration phase. We do not have any arrangements for additional financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for our products, production costs, the availability of credit, prevailing interest rates and the market price for our common stock.

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

Our Articles of Incorporation contain a provision permitting us to eliminate the personal liability of our directors to our company and shareholders for damages for breach of fiduciary duty as a director or officer to the extent provided by Nevada law. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup.

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

RISKS RELATING TO OUR SECURITIES AND OUR STATUS AS A PUBLIC COMPANY

WE WILL CONTINUE TO INCUR SIGNIFICANT COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY, AND OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO NEW COMPLIANCE REQUIREMENTS.

As a public company we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, together with rules implemented by the Securities and Exchange Commission and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Compliance with Section 404 may require that we incur substantial accounting expenses and expend significant management efforts. If we are not able to comply with the requirements of Section 404 in a timely manner, or if our accountants later identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.

A LIMITED PUBLIC TRADING MARKET EXISTS FOR OUR COMMON STOCK, WHICH MAKES IT MORE DIFFICULT FOR OUR STOCKHOLDERS TO SELL THEIR COMMON STOCK IN THE PUBLIC MARKETS.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority ("FINRA"). Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the NYSE. The number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our stock until such time as we became more viable. Additionally, many brokerage firms may not be willing to effect transactions in the securities. As a consequence, there may be periods of several days or more when trading activity in our stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for "penny stocks" has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
(2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

OUR STOCK IS CATEGORIZED AS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS WHICH MAY LIMIT A SHAREHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

Our stock is categorized as a penny stock. The SEC has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than US$ 5.00 per share or an exercise price of less than US$ 5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK. In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission,, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

NORTH RANCHESTER COAL  PROPERTY

On March 2, 2010, we entered into a letter of agreement for the acquisition of private mineral leasehold rights to certain coal mining properties in Sheridan County, Wyoming with Rocking Hard Investment, LLC and Synfuel Technology, Inc. Effective May 2, 2011 we entered into that certain Second Amended Agreement with Rocking Hard to revise certain terms of the agreements related to the Sheridan, Wyoming coal property. The Second Amended Agreement combines and replaces in its entirety that certain Amended Agreement by and between us and Rocking Horse and that certain Royalty Agreement by and between us and Rocking Horse, both dated May 20, 2010. It revises exploration, development and feasibility requirements to better fit with the projected timing of the State permitting process. Minimum royalties are also more accurately defined in the Second Amended Agreement.

In consideration for the mineral leasehold, we were required to pay $25,000 by February 13, 2011 and an additional $25,000 on or before February 13, 2012. Additionally, we must spend at least $500,000 on development of the property within three years of the date of the agreement.

As part of the agreement, Rocking Hard is to receive certain royalties including a royalty of $1.00 per ton of coal produced from the property and sold with a maximum royalty of $5,000,000. The minimum royalty shall be paid beginning February 13, 2013 in the amount of $35,000, $45,000 in 2014, and $55,000 in
2015. Minimum royalties shall remain at $55,000 annually until production royalties becomes due or we surrender the property to Synfuel Technology, Inc. The maximum amount of royalty must be paid within 15 years of the date of the agreement.

PROJECT SUMMARY

Located in the Sheridan coalfield north of Sheridan Wyoming, this property is approximately 1,200 acres. The entitlement is currently composed of Wyoming State coal leases. The North Ranchester property is about 5 miles south west of the Decker Mine in Montana, which has been producing coal since the early 1960s. The North Ranchester area has hosted a variety of underground and surface coal operations from the early 1900s through the late 1970s. The replacement of coal with the low costs and convenience of natural gas and petroleum for home heating and to power electric generating plants in the 1960s and beyond caused the Sheridan coal fields to be largely shut down by the early 1980s. However, the oil supply crises of the early 1970s and 1980s, along with the continuing rise in the price of oil, has made coal a preferred and economic fuel for electricity generation, and also a source for liquid fuels derived from coal. The United States has hundreds of years of coal resources within its borders, and the cleanest, most environmentally compliant coal in the world comes from the central Rocky Mountain and Powder River basin areas, where we have focused our activities.

Located geologically near the base of the Paleocene Fort Union Formation, North Ranchester contains two coal beds, the Carney and Slater Creek beds. These have been mined extensively in the area. Much data on the coal comes from older mines adjacent or in the same coal beds. There are also a number of drill holes from coal, oil and gas exploration and production that have provided location and measurement for the North Ranchester coal beds. We believe that a large portion of the North Ranchester could be developed as open pit mines.

We are currently in the process of designing and permitting a multi-phase drilling program to establish the specific quality, thickness and attitudes of the Carney and Slater Creek coal beds within the property. This information will be included in reports and the data base, which will be used in the mine feasibility study. The feasibility study will provide the initial design of a mining plan, determine the capital cost of the operating project and determine the requirements necessary for submission of permit applications to the regulatory agencies responsible for overseeing coal mining in the State of Wyoming. These requirements include an inventory of plant and wildlife occurring on the site. The studies will guide the reclamation and return of the area to its current surface use, which is grazing lands.

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

PROJECT SUMMARY



                      [MAP SHOWING THE PROPERTY LOCATION]












Located in the southern end of the Powder River Basin in Campbell County Wyoming, the property is currently held as a 640 acre Wyoming State lease. The property lies 37 miles south of Gillette Wyoming on WY State Highway 50, and approximately 3 miles west of the railroad . Eight previous drill holes on the lease have established the presence of sub-bituminous coal underlying the entire property. The massive coal thickness obviously extends into surrounding lands. Named the BIG GEORGE SEAM, it lies at a depth of about 1100 feet below surface, and averages 66 feet in thickness. The area has been a producer of coal bed methane, drawn through wells drilled into the coal strata. Coal Bed methane production has been responsible for the discovery and characterization of huge coal resources in the Powder River Basin and adjacent areas in the American midwest.

The Big George Coal bed is an underground mining target. Initial pre-feasibility work has identified a proposed mining scenario that, due to the thickness, is a good candidate for underground production. Using inclined ramps for ingress, egress, ventilation and conveyor haulage is proposed as the entry and mining access. The project will lend itself to modified longwall techniques used in most existing underground coal mines for decades.

We are in the beginning phase of continuing the prefeasibility work already completed. After completion a phase 2 estimate of the timing and capital costs to install and operate an underground mine, and leasing additional adjacent resources, drilling to confirm ground conditions and detailed information on coal quality will be the next step toward feasibility and mine planning.

While open pit mining is still the usual method of coal production in the State of Wyoming, underground coal mining is becoming more common. The existing surface mines are going continually deeper as the shallower coals are mined. Several previous open cut mines in the Central US coal fields have converted to underground operations as their costs for overburden removal increased, eventually threatening the economics of the mine.

Our South Powder River project has the advantages of a thick coal bed, rivaling or exceeding many produced in surface mines. An underground mine disturbs a small fraction of the land area even a small open cut mine does. This immediately relieves us of many of the high costs and risks of reclamation, along with the lengthy studies which accompany permitting the huge surface disturbance associated with open cut mines. The earth required to be removed for a shaft, or inclined tunnel construction for coal access is fractional compared to the earth that must be removed annually to exposed coal removed from surface mines.

The next, detailed phase of feasibility will involve working out the economics of the capital and operating costs for a Powder River Basin underground producer. We are confident the economics will be prove to be favorable. Although the existing property is about one square mile, coal bed methane exploration and production has established the existence of large adjacent resources that will be easily produced from the same project by expanding the leased lands.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 4. [REMOVED AND RESERVED]

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol "LBTG". The high and low bid prices of our common stock for the periods indicated below are as follows:

        NATIONAL ASSOCIATION OF SECURITIES DEALERS OTC BULLETIN BOARD(1)

                  Quarter Ended             High         Low
                  -------------             ----         ---
               September 30, 2011          $ 0.22       $ 0.16
               June 30, 2011               $ 0.75       $ 0.41
               March 31, 2011              $ 1.09       $ 0.749
               December 31, 2010           $ 0.80       $ 0.65
               September 30, 2010          $ 0.75       $ 0.75
               June 30, 2010               $ 0.85       $ 0.65
               March 31, 2010(2)           $ 0.09       $ 0.09

----------
(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)  Our first trade occurred on March 19, 2010.

Our common shares are issued in registered form. Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, TX 75034 (Telephone: (972) 963-0012; Fax: (469) 633-0088) is the registrar and transfer agent for our common shares

On January 5, 2012, the list of stockholders for our shares of common stock showed 13 registered stockholders and 58,566,667 shares of common stock outstanding.

DIVIDENDS

We have not declared any dividends on our common stock since the inception of our company on August 31, 2007. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

EQUITY COMPENSATION PLAN INFORMATION

We do not have any Equity Compensation Plans that authorize the issuance of securities.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended September 30, 2011.

RECENT SALES OF UNREGISTERED SECURITIES

Any recent sales of unregistered securities in the last fiscal year have been discussed in the relevant Quarterly Report on Form 10-Q.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended September 30, 2011 and September 30, 2010 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 9 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

BACKGROUND

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

Our first project is the Sheridan County Project. In May 2010, we entered into a letter of agreement for the acquisition of private mineral leasehold rights to certain coal mining properties in Sheridan County, Wyoming with Rocking Hard Investments, LLC and Synfuel Technology, Inc. Effective May 2, 2011 we entered into that certain Second Amended Agreement with Rocking Hard Investments, LLC to revise certain terms of the agreements related to the Sheridan, Wyoming coal property. In consideration for the mineral leasehold, we were required to pay $25,000 by February 13, 2011 and an additional $25,000 on or before February 13, 2012. Additionally, we must spend $500,000 on development of the property within three years of the date of the agreement. As part of the agreement, Rocking Hard is to receive certain royalties including a royalty of $1.00 per ton of coal produced from the property and sold with a maximum royalty of $5,000,000. The minimum royalty shall be paid beginning February 13, 2013 in the amount of $35,000, $45,000 in 2014, and $55,000 in 2015. Minimum royalties shall remain at $55,000 annually until production royalties become due or we surrender the property to Synfuel Technology, Inc. The maximum amount of royalty must be paid within 15 years of the date of the agreement.

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

The following is a discussion and analysis of our results of operation for the fiscal year ended September 30, 2011, and the factors that could affect our future financial condition and results of operation.

PLAN OF OPERATION

During the next twelve month period, we intend to focus our efforts on our North Ranchester and South Powder River Properties. Our company does and will continue to seek other viable coal opportunities in the geographic area of interest.

Not accounting for our working capital of $338,454 and $13,500 monthly operating budget, we require approximately $250,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

CAPITAL EXPENDITURES

We are currently actively seeking to acquire a project or even multiple projects that is in production or very close to being in production. We will seek additional financing once the projects are identified and initial evaluations have been completed over the twelve months ending September 30, 2012.

GENERAL AND ADMINISTRATIVE EXPENSES

We expect to spend approximately $250,000 during the twelve-month period ending September 30, 2012 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

PRODUCT RESEARCH AND DEVELOPMENT

We will need to determine what funds will be needed on research and development, manufacturing and engineering pending what projects will be available over the twelve months ending September 30, 2012.

PURCHASE OF SIGNIFICANT EQUIPMENT

We will need to determine what purchase of significant equipment may be necessary over the twelve months ending September 30, 2012.

PERSONNEL PLAN

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended September 30, 2011 and 2010.

Our operating results for the years ended September 30, 2011 and 2010 are summarized as follows:

                                                          Year Ended
                                                         September 30,
                                                   2011                2010
                                                ----------          ----------

Revenue                                         $      Nil          $      Nil
General and Administrative                      $   28,894          $    8,692
Consulting                                      $   75,000          $   60,000
Investor Relations                              $   25,581          $   22,116
Transfer Agent                                  $      982          $    3,554
Legal and Accounting                            $   25,495          $   35,564
Amortization                                    $    1,267          $      Nil
Interest Expense                                $    3,500          $      Nil
Net Loss                                        $ (160,718)         $ (130,348)

During the fiscal year ended September 2011, may of our operating expenses increased over our previous fiscal year. General and administrative expenses more than doubled, primarily due to activity related to the acquisition and maintenance of our mineral property interests. Our consulting and investor relations expenses also increased due to the higher level of activity of the company and preparing for evaluation of the coal value of company projects that we have acquired and looking to acquire. Finally, our ammortization costs also increased due to the website.

REVENUES

We have not earned any revenues since our inception.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, our total current assets were $356,991 and our total current liabilities were $18,536 and we had a working capital of $338,455. Our financial statements report a net loss of $160,718 for the year ended September 30, 2011, and a net loss of $349,449 for the period from August 31, 2007 (date of inception) to September 30, 2011.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

         CASH FLOWS
                                                    At                  At
                                               September 30,       September 30,
                                                   2011                2010
                                                ----------          ----------
Net Cash (Used in) Operating Activities         $ (169,998)         $ (129,440)
Net Cash (Used In) Investing Activities         $  (47,985)         $ (328,800)
Net Cash Provided by Financing Activities       $  500,000          $  500,000
CASH INCREASE DURING THE YEAR                   $  282,017          $   41,760

Our net cash used in operating activities has increased by $40,558 over the year ended September 30, 2010. This increase is primarily due to bringing an additional director on board. Conversely, our net cash used in investing activities has decreased from $328,800 to $47,985. This decrease is primarily due to less expenditures for the acquisition of mineral properties in the latest fiscal year.

We had cash in the amount of $341,207 as of September 30, 2011 as compared to cash in the amount of $59,190 as of September 30, 2010. We had working capital of $338,455 as of September 30, 2011 compared to working capital of $45,891 as of September 30, 2010. These differences can be attributed to to additional cash being brought in by an investor.

Our principal sources of funds have been from sales of our common stock through a private placement. On May 11, 2011, pursuant to a Subscription Agreement, we sold 666,667 shares of its common stock to one investor in exchange for $500,000, or $0.75 per share. In connection with the sale of such shares, the investor also received warrants to purchase six hundred sixty-six thousand six hundred sixty-seven (666,667) shares of our common stock at a purchase price of $0.82 per share.

As we do not yet have an established source of revenue, we anticipate that additional funding will be required in the form of equity or debt financing. There are no assurances that we will be successful in raising any funds in the future or even if we are successful, upon terms that are satisfactory or reasonable to us. Any failure to raise such funds or on favorable terms may have a material adverse effect on our company and business.

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

MANAGEMENT CERTIFICATION
The financial statements herein are certified by our officers to present fairly, in all material respects, the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America, consistently applied.

CASH AND CASH EQUIVALENTS
We consider all highly liquid investments with maturities of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Our financial instruments consist of cash and amounts due to our stockholders.

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

MINERAL PROPERTIES
Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although we have taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

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

DIVIDENDS
We have not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

INCOME TAXES
We provide for income taxes using an asset and liability approach. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of us utilizing the loss carry-forward. See Note 5.

NET LOSS PER COMMON SHARE
Net loss per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. We have not issued any potentially dilutive common shares.

NEW ACCOUNTING PRONOUNCEMENTS

VARIABLE INTEREST ENTITIES
In June 2009, the FASB issued changes to require an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The guidance became effective for us on February 1, 2010. The adoption of the guidance did not have an impact on our consolidated financial statements.

BUSINESS COMBINATIONS
We adopted the changes issued by the FASB that requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination.

We also adopted the changes issued by the FASB which requires assets and liabilities assumed in a business combination that arise from contingencies be recognized on the acquisition date at fair value if it is more likely than not that they meet the definition of an asset or liability; and requires that contingent consideration arrangements of the target assumed by the acquirer be initially measured at fair value.

The guidance is effective for our acquisitions occurring on or after February 1, 2009. We applied these new provisions to two acquisitions that occurred during the year, Rock Coast Media, Inc. and Pixel Bridge, Inc. These acquisitions are more fully disclosed in Note 5 in our Consolidated Financial Statements.

NON-CONTROLLING INTERESTS
In December 2007, the FASB issued changes to establish accounting and reporting standards for all entities that prepare consolidated financial statements that have outstanding non-controlling interests, sometimes called minority interest. These standards require that ownership interests in subsidiaries held by outside parties be clearly identified, labeled and presented in equity separate from the parent's equity; the amount of net income attributable to the parent and the non-controlling interest be separately presented on the consolidated statement of income; accounting standards applied to changes in a parent's interest be consistently applied; fair value measurement upon deconsolidation of a non-controlling interest be used; and the interests of the non-controlling owners be already identified and distinguished. The adoption of this guidance had no impact on our consolidated financial statements.

INTANGIBLE ASSETS
In April 2008, the FASB adopted changes to require companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. The guidance is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets whether acquired before or after the effective date. We adopted the guidance on February 1, 2009. The adoption had no impact on our consolidated financial statements.

REVENUE RECOGNITION
In September 2009, the FASB issued new revenue recognition guidance on multiple deliverable arrangements. It updates the existing multiple-element revenue arrangements guidance currently included under the Accounting Standards Codification ("ASC") 605-25. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) requires the use of the relative selling price method to allocate the entire arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after fiscal 2011, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. Management is currently evaluating the impact of adopting this guidance on our consolidated financial statements.

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

The following audited financial statements are filed as part of this annual report:

     Independent Auditor's Report, dated December 21, 2011.

     Audited Balance Sheet as at September 30, 2011 and 2010.

     Audited Statements of Operations for the year ended September 30, 2011, for the year ended September 30, 2010, and Cumulative amounts from date of Inception on August 27, 2007 through September 30, 2011

     Audited Statements of Stockholders' Equity as of September 30, 2011.

     Audited Statements of Cash Flows for the year ended September 30, 2011, for the year ended September 30, 2010, and Cumulative amounts from date of Inception on August 27, 2007 through September 30, 2011

     Notes to the Financial Statements.

Silberstein Ungar, PLLC CPAs and Business Advisors
--------------------------------------------------------------------------------
                                                            Phone (248) 203-0080
                                                              Fax (248) 281-0940
                                                30600 Telegraph Road, Suite 2175
                                                    Bingham Farms, MI 48025-4586
                                                                  www.sucpas.com

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Liberty Coal Energy Corp.
Reno, Nevada

We have audited the accompanying balance sheets of Liberty Coal Energy Corp. as of September 30, 2011 and 2010, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and the period from August 31, 2007 (date of inception) to September 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Coal Energy Corp. as of September 30, 2011 and 2010, and the results of its operations and cash flows for the periods then ended and the period from August 31, 2007 (date of inception) to September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Silberstein Ungar, PLLC
------------------------------------
Silberstein Ungar, PLLC
Bingham Farms, Michigan
December 21, 2011

                            LIBERTY COAL ENERGY CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
                        As of September 30, 2011 and 2010

                                                                       2011                 2010
                                                                    ----------           ----------
ASSETS

Current Assets
  Cash and cash equivalents                                         $  341,207           $   59,190
  Prepaid expenses                                                      15,784                5,291
                                                                    ----------           ----------
Total Current Assets                                                   356,991               64,481
                                                                    ----------           ----------
Other Assets
  Website, net of amortization                                           2,111                3,378
  Mineral properties                                                   397,985              350,000
                                                                    ----------           ----------
Total Other Assets                                                     400,096              353,378

TOTAL ASSETS                                                        $  757,087           $  417,859
                                                                    ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Current Liabilities
    Accounts payable and accrued liabilities                        $   11,032           $   12,682
    Accounts payable - related party                                     7,504                5,908
                                                                    ----------           ----------
Total Liabilities                                                       18,536               18,590
                                                                    ----------           ----------
Stockholders' Equity
  Common stock authorized -
    1,500,000,000 common shares with a par value of $0.001
  Common stock issued and outstanding
    58,566,667 and 57,900,000 common shares                             58,567               57,900
  Additional paid-in capital                                           692,760              346,786
  Additional paid-in capital - warrants                                336,673              183,314
  Deficit accumulated during the exploration stage                    (349,449)            (188,731)
                                                                    ----------           ----------
Total Stockholders' Equity                                             738,551              399,269
                                                                    ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  757,087           $  417,859
                                                                    ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                            LIBERTY COAL ENERGY CORP.
                         (An Exploration Stage Company)
                            Statements of Operations
                 For the years ended September 30, 2011 and 2010
     For the period from August 31, 2007 (Inception) to September 30, 2011

                                                                                                 Period from
                                                                                                August 31, 2007
                                                    Year Ended             Year Ended           (Inception) to
                                                   September 30,          September 30,          September 30,
                                                       2011                   2010                   2011
                                                   ------------           ------------           ------------
REVENUE                                            $         --           $         --           $         --
                                                   ------------           ------------           ------------
OPERATING EXPENSES
  General and administrative                             28,894                  8,692                 47,294
  Consulting                                             75,000                 60,000                135,000
  Amortization                                            1,267                    422                  1,689
  Investor relations                                     25,581                 22,116                 47,697
  Transfer agent                                            982                  3,554                 15,291
  Legal and accounting                                   25,495                 35,564                 98,979
                                                   ------------           ------------           ------------
TOTAL OPERATING EXPENSES                                157,218                130,348                345,949

LOSS FROM OPERATIONS                                   (157,218)              (130,348)              (345,949)

OTHER INCOME (EXPENSES)
  Interest expense                                       (3,500)                     0                 (3,500)
                                                   ------------           ------------           ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                 (160,718)              (130,348)              (349,449)

PROVISION FOR INCOME TAXES                                    0                      0                      0
                                                   ------------           ------------           ------------

NET LOSS                                           $   (160,718)          $   (130,348)          $   (349,449)
                                                   ============           ============           ============

LOSS PER SHARE: BASIC AND DILUTED                  $      (0.00)          $      (0.00)
                                                   ============           ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                   58,181,279             64,611,507
                                                   ============           ============


   The accompanying notes are an integral part of these financial statements.

                            LIBERTY COAL ENERGY CORP.
                         (An Exploration Stage Company)
                        Statement of Stockholders' Equity
     For the period from August 31, 2007 (Inception) to September 30, 2011

                                                                                                    Deficit
                                                                                    Additional    Accumulated
                                                Common Stock           Additional    Paid-in       During the      Total
                                                ------------            Paid in      Capital -    Exploration   Stockholders'
                                            Shares         Amount       Capital      Warrants        Stage         Equity
                                            ------         ------       -------      --------        -----         ------
Inception, August 31, 2007                        --     $      --     $      --     $     --     $      --      $      --

Initial sale of common stock              45,000,000        45,000       (30,000)          --            --         15,000

Net loss for the year                             --            --            --           --        (4,158)        (4,158)
                                         -----------     ---------     ---------     --------     ---------      ---------
Balance, September 30, 2007               45,000,000        45,000       (30,000)          --        (4,158)        10,842

Private placement on May 31, 2008
 at $0.05 per share                       28,800,000        28,800        19,200           --            --         48,000

Net loss for the period                           --            --            --           --       (31,673)       (31,673)
                                         -----------     ---------     ---------     --------     ---------      ---------
Balance, September 30, 2008               73,800,000        73,800       (10,800)          --       (35,831)        27,169

Net loss for the period                           --            --            --           --       (22,552)       (22,552)
                                         -----------     ---------     ---------     --------     ---------      ---------
Balance, September 30, 2009               73,800,000        73,800       (10,800)          --       (58,383)         4,617

Private placement at $0.25 per unit        1,000,000         1,000       157,343       91,657            --        250,000

Stock issued with respect to property
 acquisition                                 100,000           100        24,900           --            --         25,000

Private placement at $0.25 per unit        1,000,000         1,000       157,343       91,657            --        250,000

Cancellation of stock                    (18,000,000)      (18,000)       18,000           --            --             --

Net loss for the period                           --            --            --           --      (130,348)      (130,348)
                                         -----------     ---------     ---------     --------     ---------      ---------
Balance, September 30, 2010               57,900,000        57,900       346,786      183,314      (188,731)       399,269

Private placement at $0.75 per unit          666,667           667       345,974      153,359            --        500,000

Net loss for the year                             --            --            --           --      (160,718)      (160,718)
                                         -----------     ---------     ---------     --------     ---------      ---------

Balance, September 30, 2011               58,566,667     $  58,567     $ 692,760     $336,673     $(349,449)     $ 738,551
                                         ===========     =========     =========     ========     =========      =========

   The accompanying notes are an integral part of these financial statements.

                            LIBERTY COAL ENERGY CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                 For the years ended September 30, 2011 and 2010
     For the period from August 31, 2007 (Inception) to September 30, 2011

                                                                                                          Period from
                                                                                                         August 31, 2007
                                                                       Year Ended        Year Ended      (Inception) to
                                                                      September 30,     September 30,     September 30,
                                                                          2011              2010              2011
                                                                       ----------        ----------        ----------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                                              $ (160,718)       $ (130,348)       $ (349,449)
  Adjustment for non-cash items:
    Amortization                                                            1,267               422             1,689
  Changes in assets and liabilities:
    (Increase) in prepaid expenses                                        (10,493)           (4,846)          (15,784)
    Increase (decrease) in accounts payable and accrued liabilities        (1,650)            5,482            11,032
    Increase (decrease) in accounts payable - related party                 1,596             5,908             7,504
    Increase (decrease) in due to stockholder                                   0            (6,058)                0
                                                                       ----------        ----------        ----------
Net Cash Used in Operating Activities                                    (169,998)         (129,440)         (345,008)
                                                                       ----------        ----------        ----------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Investment in website                                                         0            (3,800)           (3,800)
  Acquisition of mineral properties                                       (47,985)         (325,000)         (372,985)
                                                                       ----------        ----------        ----------
Net Cash Used in Investing Activities                                     (47,985)         (328,800)         (376,785)
                                                                       ----------        ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                  500,000           500,000         1,063,000
  Proceeds from note payable                                              100,000                 0           100,000
  Payment of note payable                                                (100,000)                0          (100,000)
                                                                       ----------        ----------        ----------
Net Cash Provided by Financing Activities                                 500,000           500,000         1,063,000
                                                                       ----------        ----------        ----------

Increase in cash during the period                                        282,017            41,760           341,207

Cash, beginning of the period                                              59,190            17,430                 0
                                                                       ----------        ----------        ----------

Cash, end of the period                                                $  341,207        $   59,190        $  341,207
                                                                       ==========        ==========        ==========

Supplemental Cash Flow Information
  Cash paid for income taxes                                           $        0        $        0        $        0
                                                                       ==========        ==========        ==========
  Cash paid for interest                                               $        0        $        0        $        0
                                                                       ==========        ==========        ==========
Supplemental Non-Cash Investing and Financing Activities
  Shares issued for mineral properties                                 $        0        $   25,000        $   25,000
                                                                       ==========        ==========        ==========


   The accompanying notes are an integral part of these financial statements.

                            LIBERTY COAL ENERGY CORP.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                               September 30, 2011


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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Company
The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, DEVELOPMENT STAGE ENTITIES. The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments
The Company's financial instruments consist of cash, prepaid expenses, and accounts payable and accrued liabilities.

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

Revenue Recognition
The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

                            LIBERTY COAL ENERGY CORP.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                               September 30, 2011


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Mineral Properties Costs
Mineral exploration and development costs are accounted for using the successful efforts method of accounting.

Property acquisition costs - Mineral property acquisition costs are capitalized as mineral exploration properties. Upon achievement of all conditions necessary for reserves to be classified as proved, the associated acquisition costs are reclassified to prove properties

Exploration costs - Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred.

Impairment of Mineral Properties
Unproved mineral properties are assessed at each reporting period for impairment of value, and a loss is recognized at the time of the impairment by providing an impairment allowance. An asset would be impaired if the undiscounted cash flows were less than its carrying value. Impairments are measured by the amount by which the carrying value exceeds its fair value. Because the Company uses the successful efforts method, the Company assesses its properties individually for impairment, instead of on an aggregate pool of costs. Impairment of unproved properties is based on the facts and circumstances surrounding each lease and is recognized based on management's evaluation. Management's evaluation follows a two-step process where (1) recoverability of the carrying value of the asset is reviewed to determine if there is sufficient value recoverable to support the capitalized value at the report date; and, (2) If assets fail the recoverability test, impairment testing is conducted, including the evaluation of various criteria such as: prior history of successful operations; production currently in place and/or future projected cash flows (if any); reserve reports or evaluations from which management can prepare future cash flow analyses; the Company's ability to monetize the asset(s) under evaluation; and, Management's intent regarding future development.

Stock-Based Compensation
As of September 30, 2011, the Company has not issued any stock-based payments to its employees.
The Company uses the modified prospective method of accounting for stock-based compensation. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the estimated grant-date fair value.

Net Loss Per Common Share
Net loss per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. The Company has not issued any potentially dilutive common shares.

Income Taxes
The Company provides for income taxes using an asset and liability approach. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward. See Note 7.

Reclassifications
Certain balances in the prior years have been reclassified to conform to the current year presentation.

                            LIBERTY COAL ENERGY CORP.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                               September 30, 2011


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 - WEBSITE

The Company has capitalized costs related to developing a website. During the year ended September 30, 2010 the Company paid $3,800 for the development of the website. The Company determined that the website would have a three year useful life. Amortization expense for the years ended September 30, 2011 and 2010 was $1,267 and $422, respectively.

                            LIBERTY COAL ENERGY CORP.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                               September 30, 2011


NOTE 4 - MINERAL PROPERTIES

Campbell Property
On February 1, 2010 the Company entered into, and closed, a Mineral and Mining Lease with Miller and Associates, LLC. Pursuant to this agreement, the Company issued 100,000 (post-split) shares of its common stock to Miller and Associates, LLC and acquired a 5 year lease on certain mining claims in the state of Wyoming. In addition to the 100,000 (post-split) shares issued, the Company agreed to pay an annual fee of US $20,000, adjusted for inflation, as well as a production royalty of 4% on the gross sales of product produced by the mineral claims considered by this agreement.

During the year ended September 30, 2011, the Company paid the lease payment of $20,400. Management has tested the property for impairment and determined that no impairment allowance is necessary.

Sheridan Property

The Company acquired a mineral property leasehold in exchange for $55,000 within 10 days of the date of the Agreement (paid), With respect to the Sheridan Property, the Company has agreed to payment of Twenty-five Thousand Dollars USD ($25,000.00) on or before February 13, 2011.(paid)

Liberty committed to spend a minimum of Five Hundred Thousand Dollars USD ($500,000.00) or more on exploring and developing the Leases within thirty six
(36) months after the date of the agreement. Liberty commits to complete a feasibility study on the Lease properties before a date forty eight (48) months from the date of this Agreement. Payment to in the amount of Twenty-five Thousand Dollars USD ($25,000.00) on or before February 13, 2012.

Liberty has agreed to Coal royalties on the property, which calls for production and minimum royalties as follows; Production royalty: ($1.00) per ton of coal sold. A minimum royalty shall be paid annually beginning on February 13, 2013. The minimum royalty shall be in the amount of $35,000 in 2013, $45,000 in 2014, $55,000 in 2015. Minimum royalties shall remain at $55,000 annually until production royalties become due or Liberty surrenders the property .Maximum royalties to be paid is five million dollars ($5,000,000.00). The maximum royalties must be made within fifteen (15) years of this Agreement.

An additional $27,585 of lease acquisition costs were capitalized during the year ended September 30, 2011. Management has tested the property for impairment and determined that no impairment allowance is necessary.

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

                            LIBERTY COAL ENERGY CORP.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                               September 30, 2011


NOTE 5 - CAPITAL STOCK (CONTINUED)

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

On May 12, 2011, the company completed a private placement whereby it issued 666,667 units for $0.75 per unit. Each unit consists of one common share and common share purchase warrant allowing the holder to purchase a common share at $0.75 per share expiring February 1, 2013.

Warrants
Warrants were granted during the years ended September 30, 2011 and 2010 in connection with private placements. The Company has accounted for these warrants as equity instruments in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and as such, were classified in stockholders' equity. The Company has estimated the fair value of the warrants issued in connection with the private placements at $153,359 and $183,314 as of the grant date using the Black-Scholes option pricing model during the years ended September 30, 2011 and 2010, respectively.

The estimated grant date fair value of the warrants granted during the year ended September 30, 2011 was $153,359; this was estimated using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, expected volatility of 50%, risk-free interest rate of ..61%, an expected life of 2 years. The stock price used in the Black-Scholes option pricing model to calculate the volatility was the Company's stock price for the year prior to grant using weekly pricing. The risk-free interest rate is based on the US Treasury constant maturity interest rate whose term is consistent with the expected life of the warrant. The expected life of the warrant is based on the contractual term of the warrant.

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

                            LIBERTY COAL ENERGY CORP.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                               September 30, 2011


NOTE 5 - CAPITAL STOCK (CONTINUED)

A summary of changes in share purchase warrants during the years ended September 30, 2011 and 2010 is as follows:

                                                                      Weighted
                                                                      Average
                                                                     Exercise
                                                 Warrants              Price
                                                 --------              -----
Outstanding, September 30, 2009                         -             $  N/A
Granted - 2010                                  2,000,000             $ 0.25
                                                ---------             ------
Outstanding, September 30, 2010                 2,000,000             $ 0.25
Granted - 2011                                    666,667             $ 0.75
                                                ---------             ------
Outstanding, September 30, 2011                 2,666,667             $ 0.38
                                                =========             ======

As of September 30, 2011, the Company had warrants issued as follows:

                                                                  Outstanding at
                                                                   September 30,
  Issue Date            Number      Price      Expiry Date             2011
  ----------            ------      -----      -----------             ----
February 1, 2010      1,000,000     $0.25    February 1, 2012       1,000,000
February 11, 2010     1,000,000     $0.25    February 11, 2012      1,000,000
May 12, 2011            666,667     $0.78    May 12, 2013             666,667

NOTE 6 - RELATED PARTY TRANSACTION

The company has a consulting agreement with a company controlled by an officer of the Company. The agreement calls for monthly payments of $5,000. There was an outstanding payable of $5,004 and $5,908 to this related party as of September 30, 2011 and 2010, respectively for September services and reimbursement of expenses.

The company entered into a consulting agreement with a an officer of the Company during the year ended September 30, 2011. The agreement calls for monthly payments of $2,500. There was an outstanding payable of $2,500 to this related party as of September 30, 2011 for September services.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 - INCOME TAXES

For the year ended September 30, 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $350,000 at September 30, 2011, and will expire beginning in the year 2027.

The provision for Federal income tax consists of the following at September 30:

                            LIBERTY COAL ENERGY CORP.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                               September 30, 2011


NOTE 7 - INCOME TAXES (CONTINUED)

                                                   2011                 2010
                                                ----------           ----------
Federal income tax attributable to:
  Current Operations                            $   54,644           $   44,318
  Less: valuation allowance                        (54,644)             (44,318)
                                                ----------           ----------
Net provision for Federal income taxes          $        0           $        0
                                                ==========           ==========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of September, 30:

                                                   2011                 2010
                                                ----------           ----------
Deferred tax asset attributable to:
  Net operating loss carryover                  $  118,813           $   64,169
  Less: valuation allowance                       (118,813)             (64,169)
                                                ----------           ----------
Net deferred tax asset                          $        0           $        0
                                                ==========           ==========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $350,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 - COMMITMENTS

With respect to the Campbell Property, the Company has agreed to pay an annual fee of US $20,000, adjusted for inflation, as well as a production royalty of 4% on the gross sales of product produced by the mineral claims.

With respect to the Sheridan Property, the Company has agreed to a Payment Twenty-five Thousand Dollars USD ($25,000.00) on or before February 13, 2011.
(paid)

Liberty committed to spend a minimum of Five Hundred Thousand Dollars USD ($500,000.00) or more on exploring and developing the Leases within thirty six
(36) months after the date of the agreement. Liberty committed to complete a feasibility study on the Lease properties before a date forty eight (48) months from the date of the Agreement. Liberty committed toa payment in the amount of Twenty-five Thousand Dollars USD ($25,000.00) on or before February 13, 2012.

Liberty has agreed to Coal royalties on the property, which calls for production and minimum royalties as follows; Production royalty: ($1.00) per ton of coal sold. A minimum royalty shall be paid annually beginning on February 13, 2013. The minimum royalty shall be in the amount of $35,000 in 2013, $45,000 in 2014, $55,000 in 2015. Minimum royalties shall remain at $55,000 annually until production royalties become due or Liberty surrenders the property .Maximum royalties to be paid is five million dollars ($5,000,000.00). The maximum royalties must be made within fifteen (15) years of this Agreement.

                            LIBERTY COAL ENERGY CORP.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                               September 30, 2011


NOTE 8 - COMMITMENTS (CONTINUED)

The company has committed to pay 150,000 stock options to a consultant at a minimum price allowable under the Company's stock option plan. The options have not been granted as of September 30, 2011. The consultant has agreed to accept the options at a later unspecified date. No expense has been recorded for these options as of September 30, 2011.

NOTE 9 - GOING CONCERN

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $349,449 as of September 30, 2011. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10,the Company has analyzed its operations subsequent to September 30, 2011 to December 21, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not changed our auditors since our last year end and we have not had any disagreements with our auditors.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of September 30, 2011, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Our management has concluded that, as of September 30, 2011, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended September 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.        OTHER INFORMATION

None.

                                    PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

                                                            Date First Elected
Name                Position Held with the Company    Age      or Appointed
----                ------------------------------    ---      ------------
Edwin G. Morrow     President Chief Executive         66      April 30, 2010
                    Officer and Director

Robert T. Malasek   Chief Financial Officer and       43      April 12, 2011
                    Director

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

Mr. Morrow has worked as an employee or consultant for over 35 years in exploration, development and production in the natural resources area, in multiple commodities. He has held line and executive positions within the mining and minerals industry with Sonoma Quicksilver, Utah International Inc, InterPace Corporation, Federal Bentonite Corporation, Homestake Mining company, Laminco Resources Inc, and Zaruma Resources Inc. Mr. Morrow also has over 10 years experience in real estate management, including planning, entitlement, permitting, engineering and construction management. Mr. Morrow's education and extensive executive experience in the mining industry, as well as his additional experience in the real estate sector, gives him unique insight into our challenges, opportunities and operations, and as such, provides a beneficial perspective to our board.

ROBERT T. MALASEK - CFO, SECRETARY  AND  DIRECTOR

Mr. Malasek was appointed as chief financial officer, secretary and director on April 12, 2011.

Mr. Malasek currently serves as the Chief Financial Officer for Siga Resources, Inc. since September 2010, and as Chief Financial Officer for NatureWell, Inc. to which he was appointed on August 15, 2006. Mr. Malasek had previously served as Controller for NatureWell, Inc. From 1987 until August 1999 Robert was employed with Starwood Hotel & Resorts Worldwide, Inc. in a number of positions within the accounting department and became Assistant Controller in 1998 until his departure in 1999. Mr. Malasek received his Bachelor of Science in Accountancy from San Diego State University, California in 1998. Mr. Malasek's extensive experience in business and accounting provides considerable practical value to our goals and to our board. As well as Mr. Malasek's access to the financial community in the US as well as in the European markets.

FAMILY RELATIONSHIPS

There are no family relationships among our directors or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, executive officer, significant employee or control person of our company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended September 30, 2011, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

2. Promptly disclose to us, through the General Counsel, Chief Accounting Officer, or Audit Committee, any material transaction or relationship that reasonably could be expected to give rise to a conflict of interest between personal and professional relationships.

3. Provide full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications made by us.

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

8. Respect the confidentiality of information acquired in the course of our business, except when authorized or otherwise legally obligated to disclose such information, and not use confidential information acquired in the course of work for personal advantage.

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

14. Maintain books and records that fairly and accurately reflect our business transactions.

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

18. Not knowingly be a party to any illegal activity or engage in acts that are discreditable to his or her profession or our company.

19. Respect and contribute to the legitimate and ethical objects of our company.

20. Engage in only those services for which he or she has the necessary knowledge, skill, and expertise.

21. Not make, or tolerate to be made, false or artificial statements or entries for any purpose in our books and records or in any internal or external correspondence, memoranda, or communication of any type, including telephone or wire communications.

22. Report to us, through the General Counsel, Chief Accounting Officer, or Audit Committee any situation where the Code of Ethics, our standards, or the laws are being violated.

Our Code of Ethics and Business Conduct has been filed with the Securities and Exchange Commission and is referenced in this annual report on Form 10-K as
Exhibit 14.1. We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: Liberty Coal Energy Inc., 99 18th Street, Suite 3000, Denver, CO 80202.

NOMINATIONS TO THE BOARD OF DIRECTORS

There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Our audit committee is comprised of Edwin Morrow, our President, Chief Executive Officer and Chairman of the Audit Committee, and Robert Malasek our Chief Financial Officer, Secretary and director, neither of whom are independent. Mr. Morrow cannot be considered an "audit committee financial expert" as defined in Items 407(d)(5)(ii) and (iii) of Regulation S-K. Mr. Malasek does meet these qualifications.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation of our executive officers for the fiscal years ended September 30, 2011 and September 30, 2010.

                           SUMMARY COMPENSATION TABLE

                                                                                  Change in
                                                                                   Pension
                                                                                  Value and
                                                                                 Nonqualified
    Name                                                           Non-Equity      Deferred         All
and Principal               Salary or           Stock    Option  Incentive Plan  Compensation      Other
  Position           Year     Fees      Bonus   Awards   Awards   Compensation     Earnings     Compensation     Total
                               ($)       ($)     ($)      ($)         ($)            ($)            ($)           ($)
  --------           ----     ----      -----   ------   ------   ------------     --------     ------------     -----
Edwin G. Morrow(1)   2011    60,000      Nil     Nil      Nil         Nil            Nil            Nil         60,000
President and        2010    25,000      Nil     Nil      Nil         Nil            Nil            Nil         25,000
Chief Financial      2009      N/A       N/A     N/A      N/A         N/A            N/A            N/A           N/A
Officer

Robert T. Malasek(2) 2011    15,000      Nil     Nil      Nil         Nil            Nil            Nil         15,000
Chief Financial
Officer and
Secretary

Mauricio Beltran(3)  2010      Nil       Nil     Nil      Nil         Nil            Nil            Nil           Nil
Former President,    2009      Nil       Nil     Nil      Nil         Nil            Nil            Nil           Nil
Chief Financial
Officer and Chief
Executive Officer

----------
(1) Mr. Morrow was appointed president and chief executive officer of our company on April 30, 2010. His fees are paid to Hay Creek Consultants Inc. a company wholly owned by Mr. Morrow, pursuant to a consulting agreement dated May 1, 2010.
(2) Mr. Malasek was appointed president and chief executive officer of our company on April 12, 2011.
(3) Mr. Beltran was appointed president, chief financial officer and chief executive officer on August 31, 2007 and resigned as an officer on April 30, 2010.

STOCK OPTIONS/SAR GRANTS

During the period from inception (August 31, 2007) to September 30, 2011, we did not grant any stock options to our executive officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

There were no options exercised during our fiscal year ended September 30, 2011 or September 30, 2010 by any officer or director of our company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

No equity awards were outstanding as of the year ended September 30, 2011.

COMPENSATION OF DIRECTORS

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to September 30, 2011.

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

On May 1, 2010, we entered into a consulting agreement with Hay Creek Consultants Inc., a company wholly owned by Edwin G. Morrow, under which Mr. Morrow will act as an officer of our company. The consulting agreement provides for monthly compensation in the amount of $5,000 for 50% of Mr. Morrow's time commitment and $10,000 per month starting upon our determination that the full time engagement of Mr. Morrow is warranted. The consulting agreement shall be for a term of three years. Under this agreement, Hay Creek received a total of $60,000 in compensation for the fiscal year ended September 30, 2011 and $25,000 for the fiscal year ended September 30, 2010.

On April 12, 2011, we entered into a consulting agreement with Robert T. Malasek during the year ended September 30, 2011. The Agreement calls for monthly payments of $2,500. Under this agreement, Mr. Malasek received a total of $17,500 in compensation for the fiscal year ended September 30, 2011.

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

We have no plans or arrangements with respect to remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as January 5 2012, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

                   Name and Address of        Amount and Nature of    Percentage
Title of Class      Beneficial Owner           Beneficial Owner(1)     of Class
--------------      ----------------           -------------------     --------
Common Shares     Edwin Morrow                     2,000,000             3.41%

Common Shares     Robert Malasek                         Nil             0.00%

Common Shares     All Officers and Directors
                  as a Group (2 individuals)       2,000,000             3.41%

----------
(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 15, 2010. As of January 5, 2012, there were 58,566,667 shares of our company's common stock issued and outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

There have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

Although we have adopted a Code of Ethics, we still rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person's immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

DIRECTOR INDEPENDENCE

During the fiscal year ended September 30, 2011, we did not have any independent directors on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director's immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director's immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director's immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director's immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director's immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company's consolidated gross revenues.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended September 30, 2011 and for fiscal year ended September 30, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

          `                                      Year Ended
                                                September 30,
                                             2011          2010
                                           --------      --------
               Audit Fees                  $  6,500      $  6,000
               Audit Related Fees             4,750         3,000
               Tax Fees                         Nil           Nil
               All Other Fees                   Nil           Nil
                                           --------      --------
               Total                       $ 11,250      $  9,000
                                           ========      ========

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

The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-k

Exhibit
Number                             Description
------                             -----------

3.1(a) Articles of Incorporation (Attached as a Exhibit 3.1 to our Registration Statement on Form SB-2 originally filed with the SEC on January 23, 2008 and incorporated herein by reference).

3.1(b) Amendment to Articles of Incorporation, as effected by the Certificate of Change (previously filed as Exhibit 3.02 to our Current Report on Form 8-K filed on March 30, 2010.)

3.2 Bylaws (Attached as Exhibit 3.2 to our Registration Statement on Form SB-2 originally filed with the SEC on January 23, 2008 and incorporated herein by reference).

10.1 Form of Subscription Agreement (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 16, 2011)

10.2 Second Amended Agreement by and between Liberty Coal Energy Corp. and Rocking Hard Investments, LLC, effective May 2, 2011 (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 16,
         2011)

10.3 Consulting Agreement (previously filed as Exhibit 10.3 to our Annual Report on Form 10-K filed on January 11, 2011)

10.4*    Consulting Agreement with Robert Malasek dated April 12, 2011

14.1 Code of Ethics (previously filed as Exhibit 14.1 to our Annual Report on Form 10-K filed on January 11, 2011)

31.1* Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

----------
* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 LIBERTY COAL ENERGY CORP.


                                 /s/ Edwin G. Morrow
                                 -----------------------------------------------
                                 Edwin G. Morrow
                                 President, Chief Executive Officer and Director (Principal Executive Officer)
                                 Date: January 12, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                                   Title                               Date
     ---------                                   -----                               ----


/s/ Edwin G. Morrow               President, Chief Executive Officer and        January 12, 2012
-----------------------------     Director (Principal Executive Officer)
Edwin G. Morrow



/s/ Robert T. Malasek             Chief Financial Officer, Secretary and        January 12, 2012
-----------------------------     Director (Principal Financial Officer
Robert T. Malasek                 and Principal Accounting Officer)