Form 10-Q
period 2011-12-31
Liberty Coal Energy Corp.
filed 2012-02-14
CIK 1424030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2011
                                       or

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

                                 (888) 399-3989
              (Registrant's telephone number, including area code)

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

60,566,667 common shares issued and outstanding as of February 14, 2012

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements                                                3

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              13

   Item 3. Quantitative and Qualitative Disclosures About Market Risk         18

   Item 4. Controls and Procedures                                            18

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings                                                  18

   Item 1A. Risk Factors                                                      19

   Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds        19

   Item 3. Defaults Upon Senior Securities                                    19

   Item 4. [Removed and Reserved]                                             19

   Item 5. Other Information                                                  19

   Item 6. Exhibits                                                           19

SIGNATURES                                                                    19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three month period ended December 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS

                                                                             As of                As of
                                                                          Decemebr 31,        September 30,
                                                                             2011                 2011
                                                                          ----------           ----------
                                                                           Unaudited            Audited
                                     ASSETS

ASSETS
  Cash                                                                    $  305,284           $  341,207
  Prepaid                                                                      7,413               15,784
                                                                          ----------           ----------
TOTAL CURRENT ASSETS                                                         312,697              356,991
                                                                          ----------           ----------

Website, net of amortization                                                   1,689                2,111
Mineral properties                                                           397,985              397,985
                                                                          ----------           ----------
TOTAL OTHER ASSETS                                                           399,674              400,096
                                                                          ----------           ----------

      TOTAL ASSETS                                                        $  712,371           $  757,087
                                                                          ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                $   12,833           $   11,032
  Accounts payable - related party                                            10,582                7,504
  Loans payable                                                                   --                   --
                                                                          ----------           ----------
TOTAL LIABILITIES                                                             23,415               18,536
                                                                          ----------           ----------
STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, (1,500,000) shares authorized;
   57,900,000 and 57,900,000 shares issued and outstanding as of
   December 31, 2011 and September 30, 2010, respectively)                    58,567               58,567
  Additional paid-in capital                                                 692,760              692,760
  Additional paid-in capital - warrants                                      336,673              336,673
  Accumulated deficit during the exploration sage                           (399,044)            (349,450)
                                                                          ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                                   688,956              738,550
                                                                          ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $  712,371           $  757,086
                                                                          ==========           ==========


                 See Notes to Consolidated Financial Statements

                            LIBERTY COAL ENERGY CORP
                      Statements of Operations (Unaudited)
                         (An Exploration Stage Company)

                                                                                          Cumulative Amounts
                                                                                             From Date of
                                                                                           Incorporation on
                                                    For the Three Months Ending             August 31, 2007 -
                                                December 31,           December 31,           December 31,
                                                   2011                   2010                   2011
                                               ------------           ------------           ------------
REVENUES
  Revenues                                     $         --           $         --           $         --
                                               ------------           ------------           ------------
NET SALES                                                --                     --                     --

COSTS AND EXPENSES
  General & administrative                           10,939                    845                 58,234
  Consulting services                                22,500                 15,000                157,500
  Amortization                                          422                    422                  2,111
  Investor relations                                  4,200                  8,266                 51,897
  Transfer agent                                        100                     --                 15,391
  Legal & accounting                                 11,433                  4,282                110,412
                                               ------------           ------------           ------------

Loss before income taxes                             49,594                 28,815                395,544

Provision for income taxes                               --                     --                     --
                                               ------------           ------------           ------------

LOSS FROM OPERATIONS                                (49,594)               (28,815)              (395,544)

OTHER INCOME & (EXPENSES)
  Interest expense                                       --                     --                 (3,500)
                                               ------------           ------------           ------------
TOTAL OTHER INCOME & (EXPENSES)                          --                     --                 (3,500)
                                               ------------           ------------           ------------

NET LOSS FROM CONTINUING OPERATIONS                 (49,594)               (28,815)              (399,044)
                                               ------------           ------------           ------------

NET LOSS                                       $    (49,594)          $    (28,815)          $   (399,044)
                                               ============           ============           ============

BASIC  AND DILUTED LOSS PER COMMON SHARE       $         (1)          $         (1)
                                               ------------           ------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                     58,566,667             57,900,000
                                               ============           ============


                 See Notes to Consolidated Financial Statements

                            Liberty Coal Energy Corp.
                      Statements of Cash Flows (Unaudited)
                            (an Exploration Company)

                                                                                                         Cumulative Amounts
                                                                                                            From Date of
                                                             For the Period          For the Period       Incorporation on
                                                                  Ended                  Ended             August 31, 2007 -
                                                               December 31,           December 31,           December 31,
                                                                  2011                   2010                   2011
                                                              ------------           ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $    (49,594)          $    (28,815)          $   (399,044)
  Amortization                                                         422                    422                  2,111
  Accrued interest expense                                              --                     --                     --
  (Increase) decrease in prepaid expenses                            8,371                    917                 (7,413)
  Increase (decrease) in accounts payable and accrued
   liabilities                                                       1,801                 (5,668)                14,430
  Increase (decrease) in related party payables                      3,078                     --                  8,986
  Increase (decrease) in due to stockholder                             --                     --                     --
                                                              ------------           ------------           ------------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (35,922)               (33,144)              (380,930)

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in website                                                 --                     --                 (3,800)
  Acquisition of mineral properties                                     --                     --               (372,985)
                                                              ------------           ------------           ------------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               --                     --               (376,785)

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock issued for cash                                                 --                     --              1,063,000
  Payments made on loans payable                                        --                     --                     --
  Proceeds from loans payable                                           --                     --                     --
                                                              ------------           ------------           ------------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               --                     --              1,063,000
                                                              ------------           ------------           ------------

NET INCREASE (DECREASE) IN CASH                                    (35,922)               (33,144)               305,285

CASH AT BEGINNING OF PERIOD                                        341,207                 59,190                     --
                                                              ------------           ------------           ------------

CASH AT END OF PERIOD                                         $    305,285           $     26,046           $    305,285
                                                              ============           ============           ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid                                           $         --           $         --           $         --
                                                              ============           -=----------           ============
  Interest paid                                               $         --           $         --           $         --
                                                              ============           ============           ============
NON-CASH ACTIVITIES
  Notes issued to officers                                    $         --           $         --           $         --
  Retirement of debt                                                    --                     --                     --
  Reclassified long-term loan to short-term loan                        --                219,754                219,754
  Stock issued from conversion of convertible notes                     --                     --                     --
  Notes payable for settlement of notes                                 --              2,183,000              2,183,000
  Stock issued for services                                             --                     --                     --
  Preferred stock issuance for settlement of notes payable              --              3,104,139              3,104,139
                                                              ------------           ------------           ------------
Total non-cash activities                                     $         --           $  5,506,893           $  5,506,893
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

BASIS OF PRESENTATION

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended September 30, 2011. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the financial position results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

RECENTLY ADOPTED PRONOUNCEMENTS

The Company does not expect the adoption of other recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.RECLASSIFICATIONS

Certain balances in the prior years have been reclassified to conform to the current year presentation.

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

On May 11, 2011, the Company completed a private placement whereby it issued 666,667 units for $0.75 per unit. Each unit consists of one common share and common share purchase warrant allowing the holder to purchase a common share at $0.82 per share expiring April 30, 2013.

WARRANTS


                                                                Outstanding at
Issue Date            Number      Price       Expiry Date      December 31, 2011
----------            ------      -----       -----------      -----------------
February 1, 2010     1,000,000    $0.25    February 1, 2012        1,000,000
February 11, 2010    1,000,000    $0.25    February 11, 2012       1,000,000
May 11, 2011           666,667    $0.82    May 11, 2013              666,667

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

The cumulative net operating loss carry-forward is approximately $399,044 at December 31, 2011, and will expire beginning in the year 2029.The cumulative tax effect at the expected rate of 22% of significant items comprising our net deferred tax amount is as follows:

                                                December 31,       September 30,
                                                   2011                2011
                                                 --------            --------
Deferred tax asset attributable to:
  Net operating loss carryover                   $ 65,554            $ 54,644
  Valuation allowance                             (65,554)            (54,644)
                                                 --------            --------
      Net deferred tax asset                     $     --            $     --
                                                 ========            ========

NOTE 6 - RELATED PARTY TRANSACTION

As of December 31, 2011, there is a balance owing to two officers of the Company in the amount of $10,582 (September 30, 2011 - $7,504). This amount is included in accounts payable-related party.

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $399,044 as of December 31, 2011. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 8 - SUBSEQUENT EVENTS

On January 18, 2012 the Company issued 2,000,000 shares at $0.10 to its CFO and Director as part of his compensation.

On February 1, 2012, Liberty Coal Energy (the "Company") entered into letter of intent for the acquisition of private mineral leasehold rights to certain coal mining property in Owsley County, Kentucky with AMS Development LLC. and Colt Resources, Inc. (the "Agreement").

In consideration for the mineral property leasehold, the Company must pay $20,000 within 5 days of the date of the Agreement, $60,000 within 45 days if the Company decides to move forward and Purchase the rights to the mining permits and operate under a leasehold.

As part of the Agreement if the Company decides to move forward, the Company has agreed to enter into a royalty agreement with AMS Development LLC & Colt Resources, Inc., pursuant to which AMS & Colt would receive a minimum royalty of $5.00 per ton or 10% of the gross sales price per ton.

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

The following is a discussion and analysis of our results of operation for the quarter ended December 31, 2011, and the factors that could affect our future financial condition and results of operation.

GOING CONCERN CONSIDERATION

Our registered independent auditors included an explanatory paragraph in their report on our financial statements as of and for the years ended September 30, 2011 and 2010, regarding concerns about our ability to continue as a going concern.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended December 31, 2011 which are included herein.

THREE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2010

The following table summarizes key items of comparison for the three months ended December 31, 2011, and 2010:

                                                       Three Months Ended
                                                          December 31,
                                                  2011                  2010
                                                --------              --------
Amortization                                    $    422              $    422
General and administrative                        10,939                   845
Legal and accounting                              11,433                 4,282
Investor relations                                 4,200                 8,266
Consulting                                        22,500                15,000
Transfer agent                                       100                    --
                                                --------              --------
Net Loss                                        $ 49,594              $ 28,815
                                                ========              ========

We had a net loss of $49,594 for the quarter ended December 31, 2011, which was an increase of $20,779 compared to the net loss of $28,815 for the quarter ended December 31, 2010. The significant change in our results over the two periods is primarily the result of management's activities around the Company's projects.

PERIOD FROM INCEPTION, AUGUST 31, 2007 TO DECEMBER 31, 2011

Since inception, we have an accumulated deficit of $399,044. We expect to continue to incur losses as a result of continued exploration and development of our coal mining interests.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of December 31, 2011, reflects assets of $712,371. We had cash in the amount of $305,284 and working capital in the amount of $289,282 as of December 31, 2011.

                                                 Three Months       Three Months
                                                    Ended              Ended
                                                 December 31,       December 31,
                                                    2011               2010
                                                  --------           --------
Net Cash (Used in) Operating Activities           $(35,923)          $(33,144)
Net Cash (Used in) Investing Activities                 --                 --
Net Cash Provided by Financing Activities               --                 --
                                                  --------           --------
Increase (Decrease) in Cash                       $(35,923)          $(33,144)
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

OPERATING ACTIVITIES

Net cash flow used in operating activities during the three months ended December 31, 2011 was $35,923, an increase of $2,779 from the $33,144 net cash used in operating activities during the three months ended December 31, 2010.

INVESTING ACTIVITIES

None.

FINANCING ACTIVITIES

None

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

ITEM 4. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and our chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures are effective as of December 31, 2011 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On January 18, 2012, we issued 2,000,000 shares to Robert Malasek, our Chief Financial Officer and Director as part of his compensation for services rendered. We issued the securities in reliance on Rule 506 of Regulation D of the Securities Act of 1933, as amended, and comparable exemptions for sales to "accredited" investors under state securities laws.

ITEM 6. EXHIBITS

Exhibit No.                      Description
-----------                      -----------

3.1 Articles of Incorporation (Incorporated by reference to our Registration Statement on Form SB-2 originally filed on January 23, 2008).

3.2 By-laws (Incorporated by reference to our Registration Statement on Form S1/A filed on February 27, 2008).

3.3 Articles of Merger (Incorporated by reference to our Current Report on Form 8-K filed on March 29, 2010).

3.4 Certificate of Change (Incorporated by reference to our Current Report on Form 8-K filed on March 29, 2010).

10.1* Service Contract by and between Robert Malasek and Liberty Coal Energy Corp., dated January 18, 2012.

31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*          Interactive data files pursuant to Rule 405 of Regulation S-T**

----------
*    Filed herewith
** Pursuant to Rule 406T of Regulation S-T, an interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 or Section 34(b) of the Investment Company Act of 1940, and otherwise is not subject to liability under these sections.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 LIBERTY COAL ENERGY CORP.


Date: February 14, 2012          /s/ Robert T. Malasek
                                 -----------------------------------------------
                                 ROBERT T. MALASEK
                                 Chief Financial Officer, Secretary and Director
                                 (Principal Financial Officer & Principal
                                 Accounting Officer)