Form 10-Q
period 2012-03-31
Liberty Coal Energy Corp.
filed 2012-05-15
CIK 1424030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 2012
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ___________ to ___________

                        Commission File Number 000-54073


                            LIBERTY COAL ENERGY CORP.
             (Exact name of registrant as specified in its charter)

             Nevada                                              90-0819102
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

99 - 18th Street, Suite 3000, Denver, Colorado                     80202
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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller  reporting  company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [ ] YES [X] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

60,566,667 common shares issued and outstanding as of May 10, 2012

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           17

Item 4.  Controls and Procedures                                              18

PART II - OTHER INFORMATION                                                   18

Item 1.  Legal Proceedings                                                    18

Item 1A. Risk Factors                                                         18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          18

Item 3.  Defaults Upon Senior Securities                                      18

Item 4.  Mine Safety Disclosures                                              18

Item 5.  Other Information                                                    18

Item 6.  Exhibits                                                             19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three and six month period ended March 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS
                                  (Unaudited)

                                                                             As of                As of
                                                                            March 31,          September 30,
                                                                              2012                 2011
                                                                           ----------           ----------
                                     ASSETS

ASSETS
  Cash                                                                     $  175,841           $  341,207
  Prepaid                                                                       1,570               15,784
                                                                           ----------           ----------
      TOTAL CURRENT ASSETS                                                    177,411              356,991
                                                                           ----------           ----------
Website, net of amortization                                                    1,267                2,111
Mineral properties                                                            395,400              397,985
                                                                           ----------           ----------
      TOTAL OTHER ASSETS                                                      396,667              400,096
                                                                           ----------           ----------

      TOTAL ASSETS                                                         $  574,078           $  757,087
                                                                           ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                 $    5,207           $   11,032
  Accounts payable - related party                                              7,504                7,504
  Loans payable                                                                    --                   --
                                                                           ----------           ----------
      TOTAL LIABILITIES                                                        12,711               18,536
                                                                           ----------           ----------
STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value,  (1,500,000) shares authorized;
    60,566,667 and 58,566,667  shares issued and  outstanding as
    of December 31, 2011 and September 30, 2010, respectively)                 60,567               58,567
  Additional paid-in capital                                                  890,760              692,760
  Additional paid-in capital - warrants                                       336,673              336,673
  Accumulated deficit during the exploration sage                            (726,633)            (349,450)
                                                                           ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY                                              561,367              738,550
                                                                           ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $  574,078           $  757,086
                                                                           ==========           ==========


                 See Notes to Consolidated Financial Statements

                            LIBERTY COAL ENERGY CORP
                            Statements of Operations
                                  (Unaudited)
                         (An Exploration Stage Company)

                                                                                                             Cumulative Amounts
                                                                                                                From Date of
                                                                                                              Incorporation on
                                           For the Three Months Ending           For Six Months Ending         August 31, 2007-
                                           March 31,         March 31,         March 31,         March 31,        March 31,
                                             2012              2011              2012              2011             2012
                                         ------------      ------------      ------------      ------------     ------------
REVENUES
  Revenues                               $         --      $         --      $         --      $         --     $         --
                                         ------------      ------------      ------------      ------------     ------------
NET SALES                                          --                --                --                --               --

COSTS AND EXPENSES
  General & administrative                     11,383            12,137            22,323            12,981           69,618
  Consulting services                          26,500            15,000            49,000            30,000          184,000
  Stock compensation                          200,000           200,000           200,000
  Amortization                                    422               422               844               844            2,533
  Investor relations                            4,715             4,910             8,915            13,196           56,612
  Transfer agent                                  303               382               403               382           15,694
  Legal & accounting                            1,680             1,754            13,113             6,016          112,091
                                         ------------      ------------      ------------      ------------     ------------
Loss before income taxes                      245,003            34,605           294,598            63,419          640,548

Provision for income taxes                         --                --                --                --               --
                                         ------------      ------------      ------------      ------------     ------------
LOSS FROM OPERATIONS                         (245,003)          (34,605)         (294,598)          (63,419)        (640,548)

OTHER INCOME & (EXPENSES)
  Other expense                               (82,585)               --           (82,585)               --          (82,585)
  Interest expense                                 --            (1,389)               --                --           (3,500)
                                         ------------      ------------      ------------      ------------     ------------
TOTAL OTHER INCOME & (EXPENSES)                    --                --           (82,585)               --          (86,085)
                                         ------------      ------------      ------------      ------------     ------------

NET LOSS                                 $   (327,588)     $    (35,994)     $   (377,183)     $    (63,419)    $   (726,633)
                                         ============      ============      ============      ============     ============

BASIC AND DILUTED LOSS PER COMMON SHARE  $      (0.01)     $         --      $      (0.01)     $         --
                                         ------------      ------------      ------------      ------------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 58,566,667        57,900,000        57,900,000        74,420,330
                                         ============      ============      ============      ============


                 See Notes to Consolidated Financial Statements

                            Liberty Coal Energy Corp.
                            Statements of Cash Flows
                                  (Unaudited)
                            (an Exploration Company)

                                                                                                       Cumulative Amounts
                                                                                                          From Date of
                                                                         For the          For the       Incorporation on
                                                                       Period Ended     Period Ended     August 31, 2007-
                                                                         March 31,        March 31,         March 31,
                                                                           2012             2011              2012
                                                                        ----------       ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $ (377,183)      $  (64,808)       $ (726,633)
  Amortization                                                                 422              844             2,112
  Accrued interest expense                                                      --            1,389                --
  Other Expense                                                             83,006               --            83,006
  Shares issuance for Compensation                                         200,000               --           200,000
  (Increase) decrease in prepaid expenses                                   14,214           (4,548)           (1,570)
  Increase (decrease) in accounts payable and accrued liabilities           (5,825)          (9,551)            5,207
  Increase (decrease) in related party payables                                 --             (904)            7,504
  Increase (decrease) in due to stockholder                                     --               --                --
                                                                        ----------       ----------        ----------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (85,366)         (77,578)         (430,374)

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in website                                                         --               --            (3,800)
  Acquisition of mineral properties                                        (80,000)         (27,585)         (452,985)
                                                                        ----------       ----------        ----------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             (80,000)         (27,585)         (456,785)

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock issued for cash                                                         --               --         1,063,000
  Payments made on loans payable                                                --               --                --
  Proceeds from loans payable                                                   --          100,000                --
                                                                        ----------       ----------        ----------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  --          100,000         1,063,000
                                                                        ----------       ----------        ----------
NET INCREASE (DECREASE) IN CASH                                           (165,366)          (5,163)          175,841
CASH AT BEGINNING OF PERIOD                                                341,207           59,190                --
                                                                        ----------       ----------        ----------

CASH AT END OF PERIOD                                                   $  175,841       $   54,027        $  175,841
                                                                        ==========       ==========        ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid                                                     $       --       $       --        $       --
                                                                        ==========       ==========        ==========
  Interest paid                                                         $       --       $       --        $       --
                                                                        ==========       ==========        ==========
NON-CASH ACTIVITIES
  Notes issued to officers                                              $       --       $       --        $       --
  Retirement of debt                                                            --               --                --
  Reclassified long-term loan to short-term loan                                --          219,754           219,754
  Stock issued from conversion of convertible notes                             --               --                --
  Notes payable for settlement of notes                                         --        2,183,000         2,183,000
  Stock issued for services                                                200,000               --                --
  Preferred stock issuance for settlement of notes payable                      --        3,104,139         3,104,139
                                                                        ----------       ----------        ----------

TOTAL NON-CASH ACTIVITIES                                               $  200,000       $5,506,893        $5,506,893
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

OWSLEY COUNTY KENTUCKY PROPERTY

On February 1, 2012, the Company entered into letter of intent for the acquisition of private mineral leasehold rights to certain coal mining property in Owsley County, Kentucky with AMS Development LLC. and Colt Resources, Inc. (the "Owsley Agreement").

The Owsley property covers approximately 1,000 acres and has approximately 3,600,000 tons of coal recoverable by surface and high wall (auger) methods. There are underground reserves in place which are not being considered for production at this time.

Owsley has a permit technically approved by the Kentucky Department of Natural Resources for the first 80 acre phase. The permit can be placed on active status and mining initiated by posting a $175,000 reclamation bond. The Company believes mining can be commenced within 90 days of breaking ground.

In consideration for the mineral property leasehold, the Company must pay $20,000 within 5 days of the date of the Owsley Agreement, $60,000 within 45 days if the Company decides to move forward and Purchase the rights to the mining permits and operate under a leasehold.

As part of the Owsley Agreement, the Company has agreed to enter into a royalty agreement with AMS Development LLC & Colt Resources, Inc., pursuant to which AMS & Colt would receive a minimum royalty of $5.00 per ton or 10% of the gross sales price per ton.

NORTH RANCHESTER COAL PROPERTY

The Company has made the decision not to pursue this property further. Ranchester is an exploration project with no known reserves. Cost projections, including permitting, indicate production costs in this location would be higher than the coal could be sold for if a resource was delineated. The Company has elected to use existing capital on the projects which will generate cash flow in the short term.

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

On January 18, 2012 the Company issued 2,000,000 shares @ $0.10 to its CFO and Director as part of his compensation.

WARRANTS

                                                               Outstanding at
Issue Date       Number       Price        Expiry Date        December 31, 2011
----------       ------       -----        -----------        -----------------
May 11, 2011     666,667      $0.82       May 11, 2013            666,667

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

The cumulative net operating loss carry-forward is approximately $726,633 at March 31, 2012, and will expire beginning in the year 2029.The cumulative tax effect at the expected rate of 22% of significant items comprising our net deferred tax amount is as follows:

                                                March 31,          September 30,
                                                  2012                 2011
                                               ----------           ----------
Deferred tax asset attributable to:
  Net operating loss carryover                 $  159,859           $   54,644
  Valuation allowance                            (159,859)             (54,644)
                                               ----------           ----------

Net deferred tax asset                         $       --           $       --
                                               ==========           ==========

NOTE 6 - RELATED PARTY TRANSACTION

As of March 31, 2012, there is a balance owing to two officers of the Company in the amount of $7,504 (September 30, 2011 - $7,504). This amount is included in accounts payable-related party.

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $726,633 as of March 31, 2012. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 8 - SUBSEQUENT EVENTS

None

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

OUR CURRENT BUSINESS

Our primary business focus is to acquire and develop advanced coal properties in North America. We are currently holding two properties- The Owsley Project in Owsley county, Eastern Kentucky and the South Powder River Project in Campbell County, Wyoming.

OWSLEY COAL  PROJECT
On February 1, 2012, the Company entered into a letter of intent for the acquisition of private mineral leasehold rights to certain coal mining property in Owsley County, Kentucky with AMS Development LLC. and Colt Resources, Inc. (the "Owsley Agreement").

The Owsley property covers approximately 1,000 acres and has 3,600,000 tons of coal recoverable by surface and high wall (auger) methods. There are underground reserves in place which are not being considered for production at this time.

The Owsley project has a permit completed and technically approved by the Kentucky Department of Natural Resources for the first 80 acre phase. The permit can be placed on active status and mining initiated by posting a $175,000 reclamation bond. The Company believes mining can be commenced within 90 days of breaking ground.

In consideration for the mineral property leasehold, the Company must pay $20,000 within 5 days of the date of the Owsley Agreement, $60,000 within 45 days if the Company decides to move forward and Purchase the rights to the mining permits and operate under a leasehold.

As part of the Owsley Agreement, the Company has agreed to enter into a royalty agreement with AMS Development LLC & Colt Resources, Inc., pursuant to which AMS & Colt would receive a minimum royalty of $5.00 per ton or 10% of the gross sales price per ton.

SOUTH POWDER RIVER PROJECT
The South Powder River Project is in Campbell County Wyoming. The project is an underground coal deposit of approximately 75 million tons. On February 1, 2010, Liberty entered into a lease agreement with Miller and Associates, LLC to acquire a 100% interest in the project by issuing 100,000 shares of our common stock, an annual payment of $20,000 adjusted annually by the CPI (consumer price index as published by the US Government) In addition, we agreed to pay on the 25th day of each calendar month, a production royalty of 4% of the gross sales price of all coal mined and sold from the project.

The South Powder River Project currently has no permits and no active operations on the property.

We are an exploration stage company with limited operations and no revenues from our business activities.

The following is a discussion and analysis of our results of operation for the quarter ended March 31, 2012, and the factors that could affect our future financial condition and results of operation.

GOING CONCERN CONSIDERATION

Our registered independent auditors included an explanatory paragraph in their report on our financial statements as of and for the years ended September 30, 2011 and 2010, regarding concerns about our ability to continue as a going concern.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended March 31, 2012 which are included herein.

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

The following table summarizes key items of comparison for the three months ended March 31, 2012, and 2011:

                                                       Three Months Ended
                                                            March 31,
                                                    2012                2011
                                                  --------            --------
Amortization                                      $    422            $    422
General and administrative                          11,384              12,137
Legal and accounting                                 1,680               1,754
Investor relations                                   4,715               4,910
Consulting                                          26,500              15,000
Stock Compensation                                 200,000                  --
Transfer agent                                         303                 403
                                                  --------            --------

Net Loss                                          $245,003            $ 34,605
                                                  ========            ========

We had a net loss of $245,003 for the quarter ended March 31, 2012, which was an increase of $210,398 compared to the net loss of $34,505 for the quarter ended December 31, 2010. The significant change in our results over the two periods is primarily the result of management's activities around the Company's projects and a stock incentive pay out to one of the directors.

SIX MONTHS ENDED MARCH 31, 2012 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2011

The following table summarizes key items of comparison for the six months ended March 31, 2012, and 2011:

                                                        Six Months Ended
                                                            March 31,
                                                    2012                2011
                                                  --------            --------
Amortization                                      $    844            $    844
General and administrative                         222,323              12,981
Legal and accounting                                13,113               6,016
Investor relations                                   8,915              13,196
Consulting                                          49,000              15,000
                                                   200,000                  --

Transfer agent                                         403                 382
                                                  --------            --------

Net Loss                                          $294,598            $ 63,419
                                                  ========            ========

We had a net loss of $377,183 for the six months ended March 31, 2012, which was an increase of $313,764 compared to the net loss of $63,419 for the six months ended March 31, 2011. The significant change in our results over the two periods is primarily the result of management's activities around the Company's projects and a 200,000 stock incentive pay-out to one of the directors.

PERIOD FROM INCEPTION, AUGUST 31, 2007 TO MARCH 31, 2012

Since inception, we have an accumulated deficit of $726,633. We expect to continue to incur losses as a result of continued exploration and development of our coal mining interests.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of March 31, 2012, reflects assets of $574,078. We had cash in the amount of $175,841 and working capital in the amount of $164,700 as of March 31, 2012.

                                                Three Months        Three Months
                                                   Ended               Ended
                                                  March 31,           March 31,
                                                    2012                2011
                                                  --------            --------
Net Cash (Used in) Operating Activities           $(85,366)           $(77,578)
Net Cash (Used in) Investing Activities                 --                  --
Net Cash Provided by Financing Activities               --                  --
                                                  --------            --------

Increase (Decrease) in Cash                       $(85,366)           $(77,578)
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

OPERATING ACTIVITIES

Net cash flow used in operating activities during the six months ended March 31, 2012 was $(85,366), an increase of $7,788 from the $77,578 net cash used in operating activities during the six months ended March 31, 2011.

INVESTING ACTIVITIES

Net Investing activities during the six months ended March 31, 2012 used $80,000 of cash, an increase of $52,415 from the $27,585 cash used in Investing Activities during the six months ended March, 2011.

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

ITEM 4. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and our chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures are effective as of March 31, 2012 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

ITEM 4. MINE SAFETY DISCLOSURE

None.

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

101*          Interactive data files pursuant to Rule 405 of Regulation S-T.

----------
*    Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LIBERTY COAL ENERGY CORP.


Date: May 15, 2012                       /s/ Robert T. Malasek
                                         ---------------------------------------
                                         Robert T. Malasek
                                         Chief Financial Officer, Secretary and
                                         Director (Principal Financial Officer &
                                         Principal Accounting Officer)