Form 10-Q
period 2012-06-30
Liberty Coal Energy Corp.
filed 2012-08-20
CIK 1424030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2012
                                       or

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

60,566,667 common shares issued and outstanding as of August 11, 2012

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three and six month period ended June 30, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                           Balance Sheets (Unaudited)

                                                                       As of                   As of
                                                                      June 30,             September 30,
                                                                        2012                   2011
                                                                    ------------           ------------
                                     ASSETS

ASSETS
  Cash                                                              $     96,317           $    341,207
  Prepaid                                                                  1,570                 15,784
                                                                    ------------           ------------
TOTAL CURRENT ASSETS                                                      97,887                356,991
                                                                    ------------           ------------

Website, net of amortization                                                 844                  2,111
Mineral properties                                                        80,000                397,985
                                                                    ------------           ------------
TOTAL OTHER ASSETS                                                        80,844                400,096
                                                                    ------------           ------------

      TOTAL ASSETS                                                  $    178,731           $    757,087
                                                                    ============           ============

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                          $     10,055           $     11,032
  Accounts payable - related party                                        10,504                  7,504
  Loans payable                                                               --                     --
                                                                    ------------           ------------

TOTAL LIABILITIES                                                         20,559                 18,536
                                                                    ------------           ------------
STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, (1,500,000,000) shares authorized;
   60,566,667 and 58,566,667 shares issued and outstanding as
   of June 30, 2012 and September 30, 2011, respectively)                 60,567                 58,567
  Additional paid-in capital                                             890,760                692,760
  Additional paid-in capital - warrants                                  336,673                336,673
  Accumulated deficit during the exploration sage                     (1,129,828)              (349,450)
                                                                    ------------           ------------
TOTAL STOCKHOLDERS' EQUITY                                               158,172                738,550
                                                                    ------------           ------------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $    178,731           $    757,086
                                                                    ============           ============


                 See Notes to Consolidated Financial Statements

                            LIBERTY COAL ENERGY CORP
                         (An Exploration Stage Company)
                      Statements of Operations (Unaudited)

                                                                                                    Cumulative Amounts
                                                                                                       From Date of
                                                                                                     Incorporation on
                                    For the Three Months Ending          For Nine Months Ending       August 31, 2007 -
                                      June 30,         June 30,         June 30,         June 30,         June 30,
                                        2012             2011             2012             2011             2012
                                    ------------     ------------     ------------     ------------     ------------
REVENUES
  Revenues                          $         --     $         --     $         --     $         --     $         --
                                    ------------     ------------     ------------     ------------     ------------
NET SALES                                     --               --               --               --               --

COSTS AND EXPENSES
  Royalty Payments                        20,000               --           20,000               --           20,000
  Development Costs                       10,000               --           10,000               --           10,000
  General & administrative                 2,255            6,157           24,578           19,138           71,873
  Consulting services                     38,500           22,500           87,500           52,500          222,500
  Stock compensation                          --               --          200,000               --          200,000
  Amortization                               422              422            1,266            1,267            2,955
  Investor relations                       5,600            8,185           14,515           21,381           62,212
  Transfer agent                             507               --              910              382           16,201
  Legal & accounting                      10,511            7,690           23,624           13,706          122,602
                                    ------------     ------------     ------------     ------------     ------------
Loss before income taxes                  87,795           44,954          382,393          108,374          728,343

Provision for income taxes                    --               --               --               --               --
                                    ------------     ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS                     (87,795)         (44,954)        (382,393)        (108,374)        (728,343)

OTHER INCOME & (EXPENSES)
  Other expense                         (315,400)              --         (397,985)              --         (397,985)
  Interest expense                            --           (2,111)              --           (3,500)          (3,500)
                                    ------------     ------------     ------------     ------------     ------------
TOTAL OTHER INCOME & (EXPENSES)               --               --         (397,985)          (3,500)        (401,485)
                                    ------------     ------------     ------------     ------------     ------------

NET LOSS                            $   (403,195)    $    (47,065)    $   (780,378)    $   (111,874)      (1,129,828)
                                    ============     ============     ============     ============     ============
BASIC AND DILUTED LOSS PER
 COMMON SHARE                       $      (0.01)    $         --     $      (0.01)    $         --
                                    ------------     ------------     ------------     ------------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING            58,566,667       57,900,000       57,900,000       74,420,330
                                    ============     ============     ============     ============


                 See Notes to Consolidated Financial Statements

                            Liberty Coal Energy Corp.
                            (an Exploration Company)
                      Statements of Cash Flows (Unaudited)

                                                                                                      Cumulative Amounts
                                                                                                         From Date of
                                                                      For the           For the        Incorporation on
                                                                    Period Ended      Period Ended     August 31, 2007 -
                                                                      June 30,          June 30,           June 30,
                                                                        2012              2011               2012
                                                                    ------------      ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $   (780,378)     $   (105,933)      $ (1,129,827)
  Amortization                                                             1,266               844              2,955
  Accrued interest expense                                                    --             1,389                 --
  Other Expense                                                          397,985                --            397,985
  Shares issuance for Compensation                                       200,000                --            200,000
  (Increase) decrease in prepaid expenses                                 14,214           (12,179)            (1,570)
  Increase (decrease) in accounts payable and accrued liabilities           (977)           (7,107)            10,055
  Increase (decrease) in related party payables                            3,000              (904)            10,504
  Increase (decrease) in due to stockholder                                   --                --                 --
                                                                    ------------      ------------       ------------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               (164,890)         (123,890)          (509,898)

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in website                                                       --                --             (3,800)
  Acquisition of mineral properties                                      (80,000)          (27,585)          (452,985)
                                                                    ------------      ------------       ------------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                (80,000)          (27,585)          (456,785)

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock issued for cash                                                       --                --          1,063,000
  Payments made on loans payable                                              --                --                 --
  Proceeds from loans payable                                                 --           100,000                 --
                                                                    ------------      ------------       ------------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     --           100,000          1,063,000
                                                                    ------------      ------------       ------------

NET INCREASE (DECREASE) IN CASH                                         (244,890)          (51,475)            96,317

CASH AT BEGINNING OF PERIOD                                              341,207            59,190                 --
                                                                    ------------      ------------       ------------

CASH AT END OF PERIOD                                               $     96,317      $      7,715       $     96,317
                                                                    ============      ============       ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid                                                 $         --      $         --       $         --
                                                                    =-==========      ------------       =-==========
  Interest paid                                                     $         --      $         --       $         --
                                                                    ============      ============       ============
NON-CASH ACTIVITIES
  Reclassified long-term loan to short-term loan                    $         --      $         --       $    219,754
  Notes payable for settlement of notes                                       --                --          2,183,000
  Stock issued for services                                              200,000                --            200,000
  Preferred stock issuance for settlement of notes payable                    --                --          3,104,139
                                                                    ------------      ------------       ------------
  Total non-cash activities                                         $    200,000      $  5,506,893       $  5,506,893
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

NOTE 3 - MINERAL PROPERTIES

SOUTH POWDER RIVER PROJECT CAMPBELL COUNTY, WY

The Company has made the decision not to pursue this property further. South Powder River is an exploration project with no known reserves. Cost projections, including permitting, indicate production costs in this location would be higher than the coal could be sold for if a resource was delineated. The Company has elected to use existing capital on the projects which will generate cash flow in the short term.

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

On January 18, 2012, the Company issued 2,000,000 shares @ $0.10 to its CFO and Director as part of his compensation.

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

The cumulative net operating loss carry-forward is approximately $ 1,129,828 at June 30, 2012, and will expire beginning in the year 2029.The cumulative tax effect at the expected rate of 22% of significant items comprising our net deferred tax amount is as follows:

                                                June 30,           September 30,
                                                  2012                 2011
                                               ----------           ----------
Deferred tax asset attributable to:
Net operating loss carryover                   $  248,562           $   54,644
Valuation allowance                              (248,562)             (54,644)
                                               ----------           ----------
    Net deferred tax asset                     $       --           $       --
                                               ==========           ==========

NOTE 6 - RELATED PARTY TRANSACTION

As of June 30, 2012, there is a balance owing to two officers of the Company in the amount of $10,504 (September 30, 2011 - $7,504). This amount is included in accounts payable-related party.

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $1,129,828 as of June 30, 2012. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 8 - SUBSEQUENT EVENTS

None.

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

OUR CURRENT BUSINESS

Our primary business focus is to acquire and develop advanced coal properties in North America. We are currently holding one property- The Owsley Project in Owsley county, Eastern Kentucky.

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

The following is a discussion and analysis of our results of operation for the quarter ended June 30, 2012, and the factors that could affect our future financial condition and results of operation.

GOING CONCERN CONSIDERATION

Our registered independent auditors included an explanatory paragraph in their report on our financial statements as of and for the years ended September 30, 2011 and 2010, regarding concerns about our ability to continue as a going concern.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2012 which are included herein.

THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2011

The following table summarizes key items of comparison for the three months ended June 30, 2012, and 2011:

                                                   Three Months Ended
                                                        June 30,
                                                2012              2011
                                              --------          --------
Amortization                                  $    422          $    422
General and administrative                       2,255             6,157
Legal and accounting                            10,511             7,690
Investor relations                               5,600             8,185
Consulting                                      38,500            22,500
Royalty Payments                                20,000                --
Development                                     10,000                --
Transfer agent                                     507                --
Interest Expense                                    --             2,111
Other Expense                                  315,400                --
                                              --------          --------
      Net Loss                                $403,195          $ 44,954
                                              ========          ========

We had a net loss of $403,195 for the quarter ended June 30, 2012, which was an increase of $358,241 compared to the net loss of $44,954 for the quarter ended June 31, 2011. The significant change in our results over the two periods is primarily the result of management's activities around the Company's projects as the Company had to write down $315,400 to other expenses.

NINE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2011

The following table summarizes key items of comparison for the six months ended June 30, 2012, and 2011:

                                                   Nine Months Ended
                                                        June 30,
                                                2012              2011
                                              --------          --------
Amortization                                  $  1,266          $  1,267
General and administrative                      24,578            19,138
Legal and accounting                            23,624            13,706
Investor relations                              14,515            21,381
Consulting                                      87,500            52,500
Stock compensation                             200,000                --
Royalty Payments                                20,000                --
Development                                     10,000                --
Transfer agent                                     910               382
Interest expense                                    --             3,500
Other expense                                  397,985                --
                                              --------          --------
      Net Loss                                $780,378          $111,874
                                              ========          ========

We had a net loss of $780,378 for the nine months ended June 30, 2012, which was an increase of $668,504 compared to the net loss of $111,874 for the nine months ended June 30, 2011. The significant change in our results over the two periods is primarily the result of management's activities around the Company's projects as the Company had to write down $397,985 to other expenses and a $200,000 stock incentive pay-out to one of the directors.

PERIOD FROM INCEPTION, AUGUST 31, 2007 TO JUNE 30, 2012

Since inception, we have an accumulated deficit of $1,129,828. We expect to continue to incur losses as a result of continued exploration and development of our coal mining interests.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of June 30, 2012, reflects assets of $178,731. We had cash in the amount of $96,317 and working capital in the amount of $77,328 as of June 30, 2012.

                                              Three Months         Three Months
                                                 Ended                Ended
                                                June 30,             June 30,
                                                  2012                 2011
                                               ----------           ----------
Net Cash (Used in) Operating Activities        $ (164,890)          $ (123,890)
Net Cash (Used in) Investing Activities           (80,000)             (27,585)
Net Cash Provided by Financing Activities              --              100,000
                                               ----------           ----------
Increase (Decrease) in Cash                    $ (244,890)          $  (51,475)
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

OPERATING ACTIVITIES

Net cash flow used in operating activities during the nine months ended June 30, 2012 was $(164,890), an increase of $41,000 from the $(123,890) net cash used in operating activities during the nine months ended June 30, 2011.

INVESTING ACTIVITIES

Net Investing activities during the nine months ended June 30, 2012 used $80,000 of cash, an increase of $52,415 from the $27,585 cash used in Investing Activities during the nine months ended June 30, 2011.

FINANCING ACTIVITIES

Net Financing activities during the nine months ended June 30, 2012 brought in nil, a decrease of $100,000 from the $100,000 cash brought in by Financing Activities during the nine months ended June 30, 2011.

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

None

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

None

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

                                         LIBERTY COAL ENERGY CORP.


Date: August 20, 2012                    /s/ Robert T. Malasek
                                         ---------------------------------------
                                         Robert T. Malasek
                                         Chief Financial Officer, Secretary and
                                         Director (Principal Financial Officer &
                                         Principal Accounting Officer)