Form 10-K
period 2012-09-30
Liberty Coal Energy Corp.
filed 2013-01-18
CIK 1424030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended September 30, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the transition period from ________ to ________

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

 99 18th Street, Suite 3000, Denver, CO                            80202
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

316,287,267 shares of common stock issued & outstanding as of January 5, 2013

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                                TABLE OF CONTENTS

Item 1.  Business............................................................. 3

Item 1A. Risk Factors......................................................... 8

Item 1B. Unresolved Staff Comments............................................15

Item 2.  Properties...........................................................15

Item 3.  Legal Proceedings....................................................16

Item 4.  Mine Safety Disclosures..............................................16

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer
         Purchases of Equity Securities.......................................17

Item 6.  Selected Financial Data..............................................18

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................18

Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........23

Item 8.  Financial Statements and Supplementary Data..........................24

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................38

Item 9A. Controls and Procedures..............................................38

Item 9B. Other Information....................................................39

Item 10. Directors, Executive Officers and Corporate Governance...............39

Item 12. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters..........................................42

Item 13. Certain Relationships and Related Transactions, and Director
         Independence.........................................................44

Item 14. Principal Accountants Fees and Services..............................45

Item 15. Exhibits, Financial Statement Schedules..............................46

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

We are currently developing a project in Owsley County, Kentucky.

The Owsley property covers approximately 1,000 acres and has 3,600,000 tons of coal recoverable by surface and high wall (auger) methods. There are underground reserves in place which are not being considered for production at this time.

The Owsley project has a permit completed and technically approved by the Kentucky Department of Natural Resources for the first 80 acre phase. The permit can be placed on active status and mining initiated by posting a $175,000 reclamation bond. The Company believes mining production can be commenced within 90 days of breaking ground.

The previous two properties that Liberty controlled in Sheridan and Campell counties Wyoming were dropped in 2012. This decision was a result of evaluation of the probable economics, especially in view of the market projections for thermal coal from the Wyoming region. Neither property could compete with the larger and low cost open pit mines in the Powder River Basin and any conceivable investment did not show a favorable return.

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

SUBSIDIARIES

We have registered a Kentucky LLC, which will handle the day to day management of the Owsley project and handle all state filings.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses from inception to September 30, 2012 of $1,292,435. Our net cash used in operations for the year ended September 30, 2012 was $204,757. As of September 30, 2012, we had a working capital of $374,783. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that drilling and completion costs increase beyond our expectations; or we encounter greater costs associated with general and administrative expenses or offering costs. The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

IF WE DO NOT OBTAIN FINANCING WHEN NEEDED, OUR BUSINESS WILL FAIL.

As of September 30, 2012, we had approximately $11,365 in cash and cash equivalents in our accounts. We estimate that we will need approximately US $750,000 in working capital to fund capital and operational costs with respect to our planned exploration phase. We do not have any arrangements for additional financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for our products, production costs, the availability of credit, prevailing interest rates and the market price for our common stock.

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

OWSLEY COUNTY COAL PROPERTY

On February 1, 2012, the Company entered into a letter of intent for the acquisition of private mineral leasehold rights to certain coal mining property in Owsley County, Kentucky with AMS Development LLC. and Colt Resources, Inc. (the "Owsley Agreement" ).

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

As part of the Owsley Agreement, the Company has agreed to enter into a purchase agreement with AMS Development LLC & Colt Resources, Inc., pursuant to which AMS & Colt would receive a minimum royalty of 5 dollars per ton or 10% of gross sales price per ton, whichever is greater. The agreement provides for the purchase of the 1,000 acres of surface property at $600,000, as well as surface mineable coal, (3.6 million tons at $.75/ton), underground coal rights (2.2 million tons at $.20/ton) and the discharge of a first mortgage due to a former owner of $150,000 for a total purchase price of $3,890,000. The total purchase price is payable through a combination of cash, a promissory note and Liberty Coal common shares.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 4. MINE SAFETY DISCLOSURES

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol "LBTG". The high and low bid prices of our common stock for the periods indicated below are as follows:

        NATIONAL ASSOCIATION OF SECURITIES DEALERS OTC BULLETIN BOARD(1)

               Quarter Ended                   High        Low
               -------------                   ----        ---
               September 30, 2012             $0.06       $0.03
               June 30, 2012                  $0.12       $0.04
               March 31, 2012                 $0.14       $0.06
               December 31, 2011              $0.19       $0.02
               September 30, 2011             $0.22       $0.16
               June 30, 2011                  $0.75       $0.41
               March 31, 20111                $1.09       $0.749

----------
(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034 (Telephone:
(469) 633-0101; Facsimile: (469) 633-0088) is the registrar and transfer agent for our common shares

On January 5, 2013, the list of stockholders for our shares of common stock showed 24 registered stockholders and [316,287,667] shares of common stock outstanding.

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

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended September 30, 2012.

RECENT SALES OF UNREGISTERED SECURITIES

We have entered into a financing agreement which has been disclosed in a Form
8-K.

In this transaction we have issued 237,732,600 shares to an escrow account in return for an escrowed deposit of $9,196,500. The transaction also included 250,095,420 warrants which expire in 6 years at an average price of $0.07.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended September 30, 2012 and September 30, 2011 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 9 of this annual report.

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

CURRENT BUSINESS

Our primary business focus is to acquire, explore and develop coal properties in North America. We are currently developing a property in Owsley County Kentucky.

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

The following is a discussion and analysis of our results of operation for the fiscal year ended September 30, 2012, and the factors that could affect our future financial condition and results of operation.

PLAN OF OPERATION

During the next twelve month period, we intend to focus our efforts on our Owsley Property. Our company does and will continue to seek other viable coal opportunities in the geographic area of interest.

Not accounting for our working capital of $374,783 and $13,500 monthly operating budget, we require approximately $750,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

CAPITAL EXPENDITURES

We are currently actively seeking to complete a project or even multiple projects that is in production or very close to being in production. We will seek additional financing once the projects are identified and initial evaluations have been completed over the twelve months ending September 30, 2012.

GENERAL AND ADMINISTRATIVE EXPENSES

We expect to spend approximately $250,000 during the twelve-month period ending September 30, 2013 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

PRODUCT RESEARCH AND DEVELOPMENT

We will need to determine what funds will be needed on research and development, manufacturing and engineering pending what projects will be available over the twelve months ending September 30, 2013.

PURCHASE OF SIGNIFICANT EQUIPMENT

We will need to determine what purchase of significant equipment may be necessary over the twelve months ending September 30, 2013.

PERSONNEL PLAN

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended September 30, 2012 and 2011.

Our operating results for the years ended September 30, 2012 and 2011 are summarized as follows:

                                                     Year Ended September 30,
                                                     ------------------------
Revenue                                         $     Nil             $     Nil
Development costs                                  10,000                   Nil
General and Administrative                         27,351                28,894
Consulting                                        211,940                75,000
Impairment                                        400,570                   Nil
Investor Relations                                 17,830                25,581
Transfer Agent                                      7,068                   982
Legal and Accounting                               66,399                25,495
Amortization                                        1,689                 1,267
Interest Expense                                      140                 3,500
Stock Compensation                                200,000                   Nil
                                                ---------             ---------

Net Loss                                        $(942,987)            $(160,718)
                                                =========             =========

During the fiscal year ended September 30, 2012, many of our operating expenses increased over our previous fiscal year. We started initial Development work at the Owsley property, general and administrative expenses remained approximately the same., Our consulting, legal and accounting, and transfer agent expenses increased due to the higher level of activity of the company and preparing for evaluation of the projects that we have acquired and looking to acquire and in conjunction with the financing that we had entered into. The Impairment cost was incurred due to the shift to the new project. Our amortization costs only increased slightly due to the website. Interest expense decreased as we had no debt for a majority of the year. Finally the company granted one of its officers a stock compensation package.

REVENUES

We have not earned any revenues since our inception.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, our total current assets were $501,815 and our total current liabilities were $127,032 and we had a working capital of $374,783. Our financial statements report a net loss of $942,987 for the year ended September 30, 2012, and a net loss of $1,292,435 for the period from August 31, 2007 (date of inception) to September 30, 2012.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

CASH FLOWS
                                                      At                At
                                                 September 30,     September 30,
                                                     2012              2011
                                                  ----------        ----------
Net Cash (Used in) Operating Activities           $ (204,757)       $ (169,998)
Net Cash (Used In) Investing Activities           $ (162,585)       $  (47,985)
Net Cash Provided by Financing Activities         $   37,500        $  500,000
CASH INCREASE(DECREASE) DURING THE YEAR           $ (329,842)       $  282,017

Our net cash used in operating activities has increased by $34,759 over the year ended September 30, 2011. This increase is primarily due to increased corporate activity and the expenses in and around the financing. Conversely, our net cash used in investing activities has increased from $47,985o $162,585. This increase is primarily due to additional acquisition of mineral properties in the latest fiscal year. Cash provided by financing activities decreased as no new cash was received from the sale of stock in 2012.

We had cash in the amount of $11,365 as of September 30, 2012 as compared to cash in the amount of $341,207 as of September 30, 2011. We had working capital of $374,783 as of September 30, 2012 compared to working capital of $338,455 as of September 30, 2011. These differences can be attributed to the issuance of stock for prepaid consulting.

Our principal sources of funds have been from the sale of stock in the prior year and the issuance of a Convertible Debenture in 2012. On September 19, 2012, pursuant to a Convertible Debenture, we received $37,500 which will be due on June 19, 2013 and becomes convertible 180 days from issuance and converts at a discount.

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

INCOME TAXES
We provide for income taxes using an asset and liability approach. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of us utilizing the loss carry-forward. See Note 7.

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

The following audited financial statements are filed as part of this annual report:

     Independent Auditor's Report, dated January 13, 2013.

     Balance Sheet as at September 30, 2012 and,2011.

     Audited Statements of Operations for the year ended September 30, 2012, 2011, and Cumulative amounts from date of Inception on August 27, 2007 through September 30, 2012

     Statements of Changes in Stockholders' Equity from the Inception date on August 27, 2007 through September 30, 2012.

     Statements of Cash Flows for the year ended September 30, 2012, 2011, and Cumulative amounts from date of Inception on August 27, 2007 through September 30, 2012

     Notes to the Financial Statements.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Liberty Coal Energy Corp.
Reno, Nevada

We have audited the accompanying balance sheets of Liberty Coal Energy Corp. as of September 30, 2012 and 2011, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and the period from August 31, 2007 (date of inception) to September 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Coal Energy Corp. as of September 30, 2012 and 2011, and the results of its operations and cash flows for the periods then ended and the period from August 31, 2007 (date of inception) to September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has limited working capital, has not yet received revenue from sales of its products, and has incurred losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 9. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Silberstein Ungar, PLLC
--------------------------------------
Silberstein Ungar, PLLC
Bingham Farms, Michigan
January 13, 2013

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                                 Balance Sheets

                                                                            As of                  As of
                                                                         September 30,          September 30,
                                                                             2012                   2011
                                                                         ------------           ------------
                                     ASSETS

ASSETS
  Cash                                                                   $     11,365           $    341,207
  Prepaid expenses                                                            490,450                 15,784
                                                                         ------------           ------------
      TOTAL CURRENT ASSETS                                                    501,815                356,991
                                                                         ------------           ------------
Website, net of amortization                                                      422                  2,111
Mineral properties                                                            160,000                397,985
                                                                         ------------           ------------
      TOTAL OTHER ASSETS                                                      160,422                400,096
                                                                         ------------           ------------

      TOTAL ASSETS                                                       $    662,237           $    757,087
                                                                         ============           ============

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                               $     82,028           $     11,032
  Accounts payable related parties                                              7,504                  7,504
  Convertible note payable                                                     37,500                     --
                                                                         ------------           ------------
      TOTAL CURRENT LIAILITIES                                                127,032                 18,536
                                                                         ------------           ------------
      TOTAL LIABILITIES                                                       127,032                 18,536
                                                                         ------------           ------------
STOCKHOLDERS' EQUITY
  Common stock,  $0.001 par value, 1,500,000,000 shares
   authorized; 316,287,267 and 58,566,667 shares issued and
   outstanding as of  September 31, 2012 and 2011, respectively               316,288                 58,567
  Additional paid-in capital                                                6,317,650                692,760
  Additional paid-in capital - warrants                                     4,390,203                336,673
  Stock subscription receivable                                            (9,196,500)                    --
  Accumulated deficit during the exploration sage                          (1,292,436)              (349,449)
                                                                         ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY                                              535,205                738,551
                                                                         ------------           ------------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $    662,237           $    757,087
                                                                         ============           ============


                 See Notes to Consolidatedp Financial Statements

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                            Statements of Operations

                                                                                        Cumulative Amounts
                                                                                           From Date of
                                                                                         Incorporation on
                                                            For Year Ending              August 31, 2007 -
                                                  September 30,       September 30,        September 30,
                                                      2012                2011                 2012
                                                  ------------        ------------         ------------
REVENUES                                          $         --        $         --         $         --
                                                  ------------        ------------         ------------
COSTS AND EXPENSES
  Development costs                                     10,000                  --               10,000
  General & administrative                              27,351              28,894               74,645
  Consulting services                                  211,940              75,000              346,939
  Stock-based compensation                             200,000                  --              200,000
  Impairment                                           400,570                  --              400,570
  Amortization                                           1,689               1,267                3,378
  Investor relations                                    17,830              25,581               65,527
  Transfer agent                                         7,068                 982               22,359
  Legal & accounting                                    66,399              25,495              165,377
                                                  ------------        ------------         ------------
TOTAL COSTS AND EXPENSES                               942,847             157,218            1,288,795
                                                  ------------        ------------         ------------
LOSS FROM OPERATIONS                                  (942,847)           (157,218)          (1,288,795)

OTHER INCOME & (EXPENSES)
  Interest expense                                        (140)             (3,500)              (3,640)
                                                  ------------        ------------         ------------
TOTAL OTHER INCOME & (EXPENSES)                           (140)             (3,500)              (3,640)
                                                  ------------        ------------         ------------
LOSS BEFORE PROVISION FOR INCOME TAXES                (942,987)           (160,718)          (1,292,435)
PROVISION FOR INCOME TAXES                                  --                  --                   --
                                                  ------------        ------------         ------------

NET LOSS                                          $   (942,987)       $   (160,718)        $ (1,292,435)
                                                  ============        ============         ============

BASIC  AND DILUTED LOSS PER COMMON SHARE          $      (0.01)       $      (0.00)
                                                  ============        ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                        86,978,539          58,181,279
                                                  ============        ============


                 See Notes to Consolidated Financial Statements

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
     For the period from August 31, 2007 (Inception) to September 30, 2012

                                                                                                          Deficit
                                                                            Additional                   Accumulated
                                       Common Stock           Additional     Paid-in         Stock       During the
                                       ------------            Paid in       Capital -    Subscription   Exploration
                                   Shares         Amount       Capital       Warrants      Receivable       Stage        Total
                                   ------         ------       -------       --------      ----------       -----        -----
Inception, August 31, 2007                --     $     --     $       --     $       --   $        --   $        --   $      --

Initial sale of common stock      45,000,000       45,000        (30,000)            --            --            --      15,000
Net loss for the period ended
 September 30, 2007                       --           --             --             --            --        (4,158)     (4,158)
                                 -----------     --------     ----------     ----------   -----------   -----------   ---------
BALANCE, SEPTEMBER 30, 2007       45,000,000       45,000        (30,000)            --            --        (4,158)     10,842

Private placement on
 May 31, 2008 at $0.05
 per share                        28,800,000       28,800         19,200             --            --            --      48,000
Net loss for the year ended
 September 30, 2008                       --           --             --             --            --       (31,673)    (31,673)
                                 -----------     --------     ----------     ----------   -----------   -----------   ---------
BALANCE, SEPTEMBER 30, 2008       73,800,000       73,800        (10,800)            --            --       (35,831)     27,169

Net loss for the year ended
 September 30, 2009                       --           --             --             --            --       (22,552)    (22,552)
                                 -----------     --------     ----------     ----------   -----------   -----------   ---------
BALANCE, SEPTEMBER 30, 2009       73,800,000       73,800        (10,800)            --            --       (58,383)      4,617

Private placement on
 Feb. 1, 2010 at $0.25
 per share                         1,000,000        1,000        157,343         91,657            --            --     250,000
Stock issued with respect
 to property acquisition             100,000          100         24,900             --            --            --      25,000
Private placement on
 Feb. 11, 2010 at $0.25
 per share                         1,000,000        1,000        157,343         91,657            --            --     250,000
Cancellation of stock            (18,000,000)     (18,000)            --             --            --            --     (18,000)
Net loss for the year ended
 September 30, 2010                       --           --             --             --            --      (130,348)   (130,348)
                                 -----------     --------     ----------     ----------   -----------   -----------   ---------
BALANCE, SEPTEMBER 30, 2010       57,900,000       57,900        346,786        183,314            --      (188,731)    399,269

Private placement
 April 30, 2011 at $0.75
 per share                           666,667          667        345,974        153,359            --            --     500,000
Net loss for the year ended
 September 30, 2011                       --           --             --             --            --      (160,718)   (160,718)
                                 -----------     --------     ----------     ----------   -----------   -----------   ---------
BALANCE, SEPTEMBER 30, 2011       58,566,667       58,567        692,760        336,673            --      (349,449)    738,551

Stock Compensation                 2,000,000        2,000        198,000             --            --            --     200,000
Common stock issued for
 services and prepaid expenses    17,988,000       17,988        521,652             --            --            --     539,640
Common stock and stock
 warrants issued for
 subscription receivable         237,732,600      237,733      4,905,237      4,053,530    (9,196,500)           --          --
Net loss for the year ended
 September 30, 2012                       --           --             --             --            --      (942,987)   (942,987)
                                 -----------     --------     ----------     ----------   -----------   -----------   ---------

BALANCE, SEPTEMBER 30, 2012      316,287,267     $316,288     $6,317,649     $4,390,203   $(9,196,500)  $(1,292,436)  $ 535,204
                                 ===========     ========     ==========     ==========   ===========   ===========   =========


                 See Notes to Consolidated Financial Statements

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                            Statements of Cash Flows

                                                                                                         Cumulative Amounts
                                                                                                           From Date of
                                                                                                          Incorporation on
                                                              For the Year Ended   For the Year Ended     August 31, 2007 -
                                                                 September 30,        September 30,        September 30,
                                                                     2012                 2011                  2012
                                                                 ------------         ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                        $   (942,987)        $   (160,718)         $ (1,292,436)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Amortization                                                       1,689                1,267                 3,378
     Stock Compensation                                               289,940              289,940
     Impairment                                                       400,570              400,570
  Changes in assets and liabilities:
     (Increase) in prepaid expenses                                   (24,966)             (10,493)              (40,750)
     Increase (decrease) in accounts payable and
      accrued liabilities                                              70,997               (1,650)               82,029
    Increase in related party payables                                     --                1,596                 7,504
                                                                 ------------         ------------          ------------
           NET CASH USED IN OPERATING ACTIVITIES                     (204,757)            (169,998)             (549,765)
                                                                 ------------         ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in website                                                    --               (3,800)
  Acquisition of mineral properties                                  (162,585)             (47,985)             (535,570)
                                                                 ------------         ------------          ------------
           NET CASH (USED IN) INVESTING ACTIVITIES                   (162,585)             (47,985)             (539,370)
                                                                 ------------         ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Stock issued for cash                                                    --              500,000             1,063,000
  Payments made on loans payable                                     (100,000)            (100,000)
  Proceeds from loans payable                                          37,500              100,000               137,500
                                                                 ------------         ------------          ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                   37,500              500,000             1,100,500
                                                                 ------------         ------------          ------------
NET INCREASE (DECREASE) IN CASH                                      (329,842)             282,017                11,365
CASH AT BEGINNING OF PERIOD                                           341,207               59,190                    --
                                                                 ------------         ------------          ------------

CASH AT END OF PERIOD                                            $     11,365         $    341,207          $     11,365
                                                                 ============         ============          ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid                                              $         --         $         --          $         --
                                                                 ============         ============          ============
  Interest paid                                                  $         --         $         --          $         --
                                                                 ============         ============          ============
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
  Reclassified long-term loan to short-term loan                 $         --         $         --          $    219,754
                                                                 ============         ============          ============
  Notes payable for settlement of notes                          $         --         $         --          $  2,183,000
                                                                 ============         ============          ============
  Preferred stock issuance for settlement of notes payable       $         --         $         --          $  3,104,139
                                                                 ============         ============          ============
  Common stock issued for services and prepaid expenses          $    539,640         $         --          $    539,640
                                                                 ============         ============          ============
  Stock issued for subscription receivable                       $  9,196,500         $         --          $  9,196,500
                                                                 ============         ============          ============


                 See Notes to Consolidated Financial Statements

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                               September 30, 2012


NOTE 1 - NATURE OF OPERATIONS

Liberty Coal Energy Corp. (the "Company") was incorporated in the state of Nevada on August 31, 2007 as "ESL Teachers, Inc.", and was developing business activities in teacher recruiting. The Company changed its business focus in March, 2010 and now intends to enter the business of precious mineral exploration, development, and production. The Company has not yet commenced significant business operations and is considered to be in the exploration stage (formerly in the development stage). We have enterd into a purchase agreement which we have not been able to close as of this date. The company has also attempted to secure financing for its short and long term needs but has todate not been able to realize any of its efforts.

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

Stock-Based Compensation
As of September 30, 2012, the Company has not issued any stock-based payments to its employees. The Company uses the modified prospective method of accounting for stock-based compensation. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the estimated grant-date fair value.

Reclassifications
Certain balances in the prior years have been reclassified to conform to the current year presentation.

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                               September 30, 2012


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

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                               September 30, 2012


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ADOPTED PRONOUNCEMENTS (CONTINUED)

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

NOTE 3 - WEBSITE

The Company has capitalized costs related to developing a website. During the year ended September 30, 2012 the Company paid $3,800 for the development of the website. The Company determined that the website would have a three year useful life. Amortization expense for the years ended September 30, 2012 and 2011 was $1,689 and $1,267, respectively.

NOTE 4 - MINERAL PROPERTIES

On February 1, 2012, the Company entered into a letter of intent for the acquisition of private mineral leasehold rights to certain coal mining property in Owsley County, Kentucky with AMS Development LLC. and Colt Resources, Inc. (the "Owsley Agreement" ).

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

In consideration for the mineral property leasehold, the Company paid $80,000 to purchase the rights to the mining permits and operate under a leasehold. It has also paid an additional 40,000 to minimal lease payments and accrued another 40,000 which are currently behind. These payments have been capitalized as part of the purchase price of the property.

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                               September 30, 2012


NOTE 4 - MINERAL PROPERTIES (CONTINUED)

As part of the Owsley Agreement, the Company has agreed to enter into a purchase agreement with AMS Development LLC & Colt Resources, Inc., pursuant to which AMS & Colt would receive The agreement provides for the purchase of the 1,000 acres of surface property at $600,000, as well as surface mineable coal, (3.6 million tons at $.75/ton), underground coal rights (2.2 million tons at $.20/ton) and the discharge of a first mortgage due to a former owner of $150,000 for a total purchase price of $3,890,000. The total purchase price is payable through a combination of cash, a promissory note and Liberty Coal common shares. To this date the Company has not been able to close on this agreement.

The Company is no longer pursuing the Campbell Property or the Sheridan Property and recorded impairment on these properties in the amount of 400,570.

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

On August 17, the Company completed a financing whereby it issued 237,732,600 units for a escrowed equity line in the amount of $9,196,500. In conjunction with this transaction the company also issued common share purchase warrant to purchase 250,095,420 common shares at an exercise price of $0.07 expiring on August 16, 2018. On January 18, 2012, the Company issued 2,000,000 shares @ $0.10 to its CFO and Director as part of his compensation.

On September 10, 2012, the Company issued 17,988,000 shares of common stock to three non-employee consultants pursuant to the Plan valued at $539,640. The stock was issued for services to be rendered from September 1, 2012 through February 28, 2013. As of September 30, 2012, $449,700 has been recorded as prepaid expenses related to this stock issuance.

On September 13, 2012, Liberty Coal Energy Corp. consummated a Securities Purchase Agreement with Asher Enterprises, Inc. The agreement was entered into pursuant to a September 4, 2012 resolution of Company's Board of Directors. The parties agreed that Asher would acquire from Company five promissory notes totaling $37,500, due and payable on June 19, 2013 with interest payable at 8%. The Notes are convertible into Common Shares of the Company, for which the Company has reserved 10,500,000 shares.

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                               September 30, 2012


NOTE 5 - CAPITAL STOCK (CONTINUED)

Warrants
Warrants were granted during the years ended September 30, 2012 and 2011 in connection with private placements. The Company has accounted for these warrants as equity instruments in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and as such, were classified in stockholders' equity. The Company has estimated the fair value of the warrants issued in connection with the private placements at $4,053,530 and $153,359 as of the grant date using the Black-Scholes option pricing model during the years ended September 30, 2012 and 2011, respectively.

The  estimated  grant date fair value of the  warrants  granted  during the year
ended  September  30,  2012  was  $4,053,530;   this  was  estimated  using  the
Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, expected volatility of 50%, risk-free interest rate of ..61%, an expected life of 6 years. The stock price used in the Black-Scholes option pricing model to calculate the volatility was the Company's stock price for the year prior to grant using weekly pricing. The risk-free interest rate is based on the US Treasury constant maturity interest rate whose term is consistent with the expected life of the warrant. The expected life of the warrant is based on the contractual term of the warrant.

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

A summary of changes in share purchase warrants during the years ended September 30, 2012 and 2011 is as follows:

                                                                Weighted Average
                                                 Warrants        Exercise Price
                                                 --------        --------------
Outstanding, September 30, 2009                          --          $ N/A
Granted - 2010                                    2,000,000          $0.25
                                               ------------          -----
Outstanding, September 30, 2010                   2,000,000          $0.25
Granted - 2011                                      666,667          $0.75
                                               ------------          -----
Outstanding, September 30, 2011                   2,666,667          $0.38
Granted - 2012                                  250,095,420          $0.07
Expired - 2012                                   (2,000,000)         $0.25
                                               ------------          -----

Outstanding, September 30, 2012                 250,762,087          $0.07
                                               ============          =====

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                               September 30, 2012


NOTE 5 - CAPITAL STOCK (CONTINUED)

As of September 30, 2012, the Company had warrants issued as follows:

                                                                  Outstanding at
                                                                   September 30,
Issue Date             Number        Price        Expiry Date          2012
----------             ------        -----        -----------          ----
May 12, 2011            666,667      $0.78      May 12, 2013           666,667
August 17, 2012      17,025,000      $0.03      August 17, 2017     17,025,000
August 17, 2012      15,985,920      $0.032     August 17, 2017     15,985,920
August 17, 2012      15,010,250      $0.034     August 17, 2017     15,010,250
August 17, 2012      14,094,130      $0.036     August 17, 2017     14,094,130
August 17, 2012      13,233,930      $0.039     August 17, 2017     13,233,930
August 17, 2012      12,426,220      $0.041     August 17, 2017     12,426,220
August 17, 2012      11,667,810      $0.044     August 17, 2017     11,667,810
August 17, 2012      10,955,690      $0.047     August 17, 2017     10,955,690
August 17, 2012      10,287,040      $0.050     August 17, 2017     10,287,040
August 17, 2012       9,659,190      $0.053     August 17, 2017      9,659,190
August 17, 2012       9,069,660      $0.056     August 17, 2017      9,069,660
August 17, 2012       8,516,110      $0.060     August 17, 2017      8,516,110
August 17, 2012       8,000,260      $0.064     August 17, 2017      8,000,260
August 17, 2012       7,511,990      $0.068     August 17, 2017      7,511,990
August 17, 2012       7,053,510      $0.072     August 17, 2017      7,053,510
August 17, 2012       6,623,010      $0.077     August 17, 2017      6,623,010
August 17, 2012       6,218,790      $0.082     August 17, 2017      6,218,790
August 17, 2012       5,839,240      $0.087     August 17, 2017      5,839,240
August 17, 2012       5,482,850      $0.093     August 17, 2017      5,482,850
August 17, 2012       5,148,220      $0.099     August 17, 2017      5,148,220
August 17, 2012       4,834,010      $0.106     August 17, 2017      4,834,010
August 17, 2012       4,538,980      $0.112     August 17, 2017      4,538,980
August 17, 2012       4,261,950      $0.120     August 17, 2017      4,261,950
August 17, 2012       4,001,830      $0.127     August 17, 2017      4,001,830
August 17, 2012       3,757,590      $0.136     August 17, 2017      3,757,590
August 17, 2012       3,528,250      $0.145     August 17, 2017      3,528,250
August 17, 2012       3,312,910      $0.154     August 17, 2017      3,312,910
August 17, 2012       3,110,720      $0.164     August 17, 2017      3,110,720
August 17, 2012       2,920,860      $0.175     August 17, 2017      2,920,860
August 17, 2012       2,742,590      $0.186     August 17, 2017      2,742,590
August 17, 2012       2,575,200      $0.198     August 17, 2017      2,575,200
August 17, 2012       2,418,030      $0.211     August 17, 2017      2,418,030
August 17, 2012       2,270,450      $0.225     August 17, 2017      2,270,450
August 17, 2012       2,131,880      $0.239     August 17, 2017      2,131,880
August 17, 2012       2,001,760      $0.255     August 17, 2017      2,001,760
August 17, 2012       1,879,590      $0.271     August 17, 2017      1,879,590
                    -----------                                    -----------

Total               250,762,087                                    250,762,087
                    ===========                                    ===========

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                               September 30, 2012


NOTE 6 - RELATED PARTY TRANSACTION

The company has a consulting agreement with a company controlled by an officer of the Company. The agreement calls for monthly payments of $7,000. There was an outstanding payable of $7,004 and $5,004 to this related party as of September 30, 2012 and 2011, respectively for September services and reimbursement of expenses.

The company has a consulting agreement with a company controlled by an officer of the Company. The agreement calls for monthly payments of $4,500. There was an outstanding payable of $ 0 and $2,500 to this related party as of September 30, 2012 and 2011, respectively for September services and reimbursement of expenses.

On January 18, 2012, the Company issued 2,000,000 shares @ $0.10 to its CFO and Director as part of his compensation.

On September 10, 2012, the Board of Directors of the Liberty Coal Energy Corp. approved the Liberty Coal Energy Corp. Consultant Compensation Plan, which applies non-employee consultants and officers, directors and employees of the Company. No shares have been granted to date.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 - INCOME TAXES

For the year ended September 30, 2012, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,300,000 at September 30, 2011, and will expire beginning in the year 2028.

The provision for Federal income tax consists of the following at September 30:

                                                     2012              2011
                                                  ----------        ----------
Federal income tax attributable to:
  Current Operations                              $  320,615        $   54,644
  Less: valuation allowance                         (320,615)          (54,644)
                                                  ----------        ----------

Net provision for Federal income taxes            $        0        $        0
                                                  ==========        ==========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of September, 30:

                                                     2012              2011
                                                  ----------        ----------
Deferred tax asset attributable to:
  Net operating loss carryover                    $  439,428        $  118,813
  Less: valuation allowance                         (439,428)         (118,813)
                                                  ----------        ----------

Net deferred tax asset                            $        0        $        0
                                                  ==========        ==========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $1,300,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                               September 30, 2012


NOTE 8 - COMMITMENTS

The Company has agreed to purchase 1,000 acres of surface property at $600,000 surface mineable coal, (3.6 million tons at $.75/ton), underground coal rights (2.2 million tons at $.20/ton) and the discharge of a first mortgage due a former owner of $150,000 for a total purchase price of $3,890,000. The total is payable through a combination of cash, a promissory note and Liberty Coal common shares.

The company needs to continue to make it minimum lease payments until such time it can pay an initial $500,000. The minimum payments of $20,000 per month are applied to the initial payment.

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $1,292,436 as of September 30, 2012. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 10 - SUBSEQUENT EVENTS

On October 24, 2012, Liberty Coal Energy Corp. consummated a Securities Purchase Agreement with Asher Enterprises, Inc. The agreement was entered into pursuant to an October 24, 2012 resolution of Company's Board of Directors. Asher agreed to purchase a Convertible Note in the amount of $32,500, due and payable on July 26, 2013 with interest payable at 8%. The Note was funded on November 1, 2012. The Note is convertible into Common Shares of the Company, for which the Company has reserved 14,300,000 shares.

On Janauary 14, 2012 Liberty Coal Energy Corp. consummated a Securities Purchase Agreement with Asher Enterprises, Inc. The agreement was entered into pursuant to a January 14, 2012 resolution of Company's Board of Directors. Asher agreed to purchase a Convertible Note in the amount of $10,600, due and payable on September 26, 2013 with interest payable at 8%. The Note will be funded on January 16, 2012. The Note is convertible into Common Shares of the Company, for which the Company has reserved 40,000,000 shares.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

As of September 30, 2012 the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

                                                            Date First Elected
Name                Position Held with the Company    Age      or Appointed
----                ------------------------------    ---      ------------
Edwin G. Morrow     President Chief Executive         67      April 30, 2010
                    Officer and Director

Robert T. Malasek   Chief Financial Officer and       44      April 12, 2011
                    Director

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

Mr. Malasek currently serves as the Chief Financial Officer for Siga Resources, Inc. since September 2010, and as Chief Financial Officer for NatureWell, Inc.. to which he was appointed on August 15, 2006. Mr. Malasek had previously served as Controller for NatureWell, Inc. From 1987 until August 1999 Robert was employed with Starwood Hotel & Resorts Worldwide, Inc. in a number of positions within the accounting department and became Assistant Controller in 1998 until his departure in 1999. Mr. Malasek received his Bachelor of Science in Accountancy from San Diego State University, California in 1998. Mr. Malasek's extensive experience in business and accounting provides considerable practical value to our goals and to our board. Mr. Malasek's access to the financial community in the US as well as in the European markets brings additional value to the Company

FAMILY RELATIONSHIPS

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation of our executive officers for the fiscal years ended September 30, 2012 and September 30, 2011.

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
Edwin G. Morrow(1)   2012    74,000      Nil      Nil      Nil         Nil            Nil            Nil         74,000
President and        2011    60,000      Nil      Nil      Nil         Nil            Nil            Nil         60,000
Chief Financial      2010    25,000      Nil      Nil      Nil         Nil            Nil            Nil         25,000
Officer              2009      N/A       N/A      N/A      N/A         N/A            N/A            N/A           N/A

Robert T. Malasek(2) 2012    48,000      Nil  200,000      Nil         Nil            Nil            Nil        248,000
Chief Financial      2011    15,000      Nil      Nil      Nil         Nil            Nil            Nil         15,000
Officer and
Secretary

Mauricio Beltran(3)  2010      Nil       Nil     Nil      Nil         Nil            Nil            Nil           Nil
Former President,    2009      Nil       Nil     Nil      Nil         Nil            Nil            Nil           Nil
Chief Financial
Officer and Chief
Executive Officer

----------
(1) Mr. Morrow was appointed president and chief executive officer of our company on April 30, 2010. His fees are paid to Hay Creek Consultants Inc. a company wholly owned by Mr. Morrow, pursuant to a consulting agreement dated May 1, 2010.
(2) Mr. Malasek was appointed president and chief executive officer of our company on April 12, 2011
(3) Mr. Beltran was appointed president, chief financial officer and chief executive officer on August 31, 2007 and resigned as an officer on April 30, 2010.

STOCK OPTIONS/SAR GRANTS

During the period from inception (August 31, 2007) to September 30, 2012, we did not grant any stock options to our executive officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

There were no options exercised during our fiscal years ended September 30, 2012 or 2011 by any officer or director of our company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

No equity awards were outstanding as of the year ended September 30, 2012.

COMPENSATION OF DIRECTORS

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to September 30, 2012.

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

On May 1, 2010, we entered into a consulting agreement with Hay Creek Consultants Inc., a company wholly owned by Edwin G. Morrow, under which Mr. Morrow will act as an officer of our company. The consulting agreement provides for monthly compensation in the amount of $5,000 for 50% of Mr. Morrow's time commitment and $10,000 per month starting upon our determination that the full time engagement of Mr. Morrow is warranted. The consulting agreement shall be for a term of three years. Under this agreement, Hay Creek received a total of $74,000 in compensation for the fiscal year ended September 30, 2012 and $60,000 for the fiscal year ended September 30, 2011.

On April 12, 2011, we entered into a consulting agreement with Robert T. Malasek during the year ended September 30, 2011. The consulting agreement provides for monthly compensation in the amount of $4,500 for 50% of Mr. Malasek's time commitment and $8,000 per month starting upon our determination that the full time engagement of Mr. Malasek is warranted. The consulting agreement shall be for a term of three years. Under this agreement, Mr. Malasek received a total of $248,000 in compensation $200,000 in form of a stock compensation and $48,000 in cash for the fiscal year ended September 30, 2012 and of $17,500 for the fiscal year ended September 30, 2011. On January 18, 2012, the Company issued 2,000,000 shares @ $0.10 to its CFO and Director as part of his compensation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as January 5, 2012, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

                   Name and Address of        Amount and Nature of    Percentage
Title of Class      Beneficial Owner           Beneficial Owner(1)     of Class
--------------      ----------------           -------------------     --------
Common Shares       Edwin Morrow                   2,000,000            0.63%

Common Shares       Robert Malasek                 2,000,000            0.63%

Common Shares       All Officers and               4,000,000            1.26%
                    Directors As a Group
                    (2 individuals)

----------
(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 15, 2010. As of January 5, 2013, there were 316,287,267 shares of our company's common stock issued and outstanding.

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

DIRECTOR INDEPENDENCE

During the fiscal year ended September 30, 2012, we did not have any independent directors on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

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

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended September 30, 2012 and for fiscal year ended September 30, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                                 Year Ended
                                                September 30,
                                            2012            2011
                                           ------          ------
                                            ($)              ($)
               Audit Fees                   6,600           6,500
               Audit Related Fees           5,000           4,750
               Tax Fees                       Nil             Nil
               All Other Fees                 Nil             Nil
                                           ------          ------

               Total                       11,600          11,250
                                           ======          ======

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

10.3 Consulting Agreement (previously filed as Exhibit 10.3 to our Annual Report on Form 10-K filed on January 11, 2011)

10.4 Consulting Agreement with Robert Malasek dated April 12, 2011 (previously filed as Exhibit 10.4 to our Annual Report on Form 10-K filed on January 12, 2012)

14.1 Code of Ethics (previously filed as Exhibit 14.1 to our Annual Report on Form 10-K filed on January 11, 2011)

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

----------
*    Filed herewith
**   To be filed by Amendment

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LIBERTY COAL ENERGY CORP.


                                        /s/ Edwin G. Morrow
                                        ----------------------------------------
                                        Edwin G. Morrow
                                        President, Chief Executive Officer and
                                        Director (Principal Executive Officer)
                                        Date: January 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                 TITLE                       DATE
---------                                 -----                       ----


/s/ Edwin G. Morrow              President, Chief Executive     January 14, 2013
------------------------------   Officer and Director
Edwin G. Morrow                  (Principal Executive Officer)


/s/ Robert T. Malasek            Chief Financial Officer,       January 14, 2013
------------------------------   Secretary and Director
Robert T. Malasek                (Principal Financial Officer
                                 and Principal Accounting Officer)