Form 10-K/A
period 2012-03-30
Liberty Coal Energy Corp.
filed 2013-02-04
CIK 1424030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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
                                 ===========     ========     ==========     ==========   ===========   ===========   =========


                 See Notes to Consolidated Financial Statements

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                            Statements of Cash Flows

                                                                                                         Cumulative Amounts
                                                                                                           From Date of
                                                                                                          Incorporation on
                                                              For the Year Ended   For the Year Ended     August 31, 2007 -
                                                                 September 30,        September 30,        September 30,
                                                                     2012                 2011                  2012
                                                                 ------------         ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                        $   (942,987)        $   (160,718)         $ (1,292,436)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Amortization                                                       1,689                1,267                 3,378
     Stock Compensation                                               289,940                   --               289,940
     Impairment                                                       400,570                   --               400,570
  Changes in assets and liabilities:
     (Increase) in prepaid expenses                                   (24,966)             (10,493)              (40,750)
     Increase (decrease) in accounts payable and
      accrued liabilities                                              70,997               (1,650)               82,029
    Increase in related party payables                                     --                1,596                 7,504
                                                                 ------------         ------------          ------------
           NET CASH USED IN OPERATING ACTIVITIES                     (204,757)            (169,998)             (549,765)
                                                                 ------------         ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in website                                                    --                   --                (3,800)
  Acquisition of mineral properties                                  (162,585)             (47,985)             (535,570)
                                                                 ------------         ------------          ------------
           NET CASH (USED IN) INVESTING ACTIVITIES                   (162,585)             (47,985)             (539,370)
                                                                 ------------         ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Stock issued for cash                                                    --              500,000             1,063,000
  Payments made on loans payable                                           --             (100,000)             (100,000)
  Proceeds from loans payable                                          37,500              100,000               137,500
                                                                 ------------         ------------          ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                   37,500              500,000             1,100,500
                                                                 ------------         ------------          ------------
NET INCREASE (DECREASE) IN CASH                                      (329,842)             282,017                11,365
CASH AT BEGINNING OF PERIOD                                           341,207               59,190                    --
                                                                 ------------         ------------          ------------

CASH AT END OF PERIOD                                            $     11,365         $    341,207          $     11,365
                                                                 ============         ============          ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid                                              $         --         $         --          $         --
                                                                 ============         ============          ============
  Interest paid                                                  $         --         $         --          $         --
                                                                 ============         ============          ============
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
  Reclassified long-term loan to short-term loan                 $         --         $         --          $    219,754
                                                                 ============         ============          ============
  Notes payable for settlement of notes                          $         --         $         --          $  2,183,000
                                                                 ============         ============          ============
  Preferred stock issuance for settlement of notes payable       $         --         $         --          $  3,104,139
                                                                 ============         ============          ============
  Common stock issued for services and prepaid expenses          $    539,640         $         --          $    539,640
                                                                 ============         ============          ============
  Stock issued for subscription receivable                       $  9,196,500         $         --          $  9,196,500
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

                                        LIBERTY COAL ENERGY CORP.


                                        /s/ Edwin G. Morrow
                                        ----------------------------------------
                                        Edwin G. Morrow
                                        President, Chief Executive Officer and
                                        Director (Principal Executive Officer)
                                        Date: February 4, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                            TITLE                       DATE
     ---------                            -----                       ----


/s/ Edwin G. Morrow              President, Chief Executive     February 4, 2013
------------------------------   Officer and Director
Edwin G. Morrow                  (Principal Executive Officer)


/s/ Robert T. Malasek            Chief Financial Officer,       February 4, 2013
------------------------------   Secretary and Director
Robert T. Malasek                (Principal Financial Officer
                                 and Principal Accounting Officer)