Form 10-Q
period 2012-12-31
Liberty Coal Energy Corp.
filed 2013-02-14
CIK 1424030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

				    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2012

                                       or

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

         For the transition period from _____________ to _____________

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [ ] YES [X] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

316,287,267 common shares issued and outstanding as of February 11, 2013

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                 3

  Item 1.  Financial Statements                                                3

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              14

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk         19

  Item 4.  Controls and Procedures                                            19

PART II - OTHER INFORMATION                                                   19

  Item 1.  Legal Proceedings                                                  19

  Item 1A. Risk Factors                                                       20

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        20

  Item 3.  Defaults Upon Senior Securities                                    20

  Item 4.  Mine Safety Disclosures                                            20

  Item 5.  Other Information                                                  20

  Item 6.  Exhibits                                                           21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three month period ended December 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                           Balance Sheets (Unaudited)

                                                                               As of                  As of
                                                                            December 31,           September 30,
                                                                                2012                   2012
                                                                            ------------           ------------
                                     ASSETS

ASSETS
  Cash                                                                      $      7,556           $     11,365
  Prepaid expenses                                                               185,630                490,450
                                                                            ------------           ------------
      TOTAL CURRENT ASSETS                                                       193,186                501,815
                                                                            ------------           ------------
Website, net of amortization                                                          --                    422
Mineral properties                                                               220,000                160,000
                                                                            ------------           ------------
      TOTAL OTHER ASSETS                                                         220,000                160,422
                                                                            ------------           ------------

      TOTAL ASSETS                                                          $    413,186           $    662,237
                                                                            ============           ============

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                  $    145,180           $     82,028
  Accounts payable related parties                                                25,504                  7,504
  Convertible note payable                                                        70,000                 37,500
                                                                            ------------           ------------
      TOTAL CURRENT LIAILITIES                                                   240,684                127,032
                                                                            ------------           ------------
      TOTAL LIABILITIES                                                          240,684                127,032
                                                                            ------------           ------------
STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 1,500,000,000 shares authorized;
   316,287,267 and 316,287,267 shares issued and outstanding as
   of December 31, 2012 and September 30, 2012, respectively                     316,288                316,288
  Additional paid-in capital                                                   6,317,650              6,317,650
  Additional paid-in capital - warrants                                        4,390,203              4,390,203
  Stock subscription receivable                                               (9,196,500)            (9,196,500)
  Deficit accumulated during the exploration sage                             (1,655,139)            (1,292,436)
                                                                            ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY                                                 172,502                535,205
                                                                            ------------           ------------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $    413,186           $    662,237
                                                                            ============           ============


                 See Notes to Consolidated Financial Statements

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                      Statements of Operations (Unaudited)

                                                                                            Cumulative Amounts
                                                                                                From Date of
                                                                                              Incorporation on
                                                   For the Three Month Period Ending          August 31, 2007 -
                                                  December 31,           December 31,           December 31,
                                                      2012                   2011                   2012
                                                  ------------           ------------           ------------
REVENUES                                          $         --           $         --           $         --
                                                  ------------           ------------           ------------
COSTS AND EXPENSES
  Development costs                                         --                     --                 10,000
  General & administrative                               1,244                 10,939                 75,889
  Consulting services                                  304,320                 22,500                651,259
  Stock-based compensation                                  --                     --                200,000
  Impairment                                                --                     --                400,570
  Amortization                                             422                    422                  3,800
  Investor relations                                    39,200                  4,200                104,727
  Transfer agent                                           325                    100                 22,684
  Legal & accounting                                    15,433                 11,433                180,810
                                                  ------------           ------------           ------------
TOTAL COSTS AND EXPENSES                               360,944                 49,594              1,649,739
                                                  ------------           ------------           ------------
LOSS FROM OPERATIONS                                  (360,944)               (49,594)            (1,649,739)
                                                  ------------           ------------           ------------
OTHER INCOME & (EXPENSES)
  Interest expense                                      (1,759)                    --                 (5,400)
                                                  ------------           ------------           ------------
TOTAL OTHER INCOME & (EXPENSES)                         (1,759)                    --                 (5,400)
                                                  ------------           ------------           ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                (362,703)               (49,594)            (1,655,139)
PROVISION FOR INCOME TAXES                                  --                     --                     --
                                                  ------------           ------------           ------------

NET LOSS                                          $   (362,703)          $    (49,594)          $ (1,655,139)
                                                  ============           ============           ============

BASIC AND DILUTED LOSS PER COMMON SHARE           $      (0.00)          $      (0.00)
                                                  ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                       316,287,267             58,566,667
                                                  ============           ============


                 See Notes to Consolidated Financial Statements

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)

                                                                                                             Cumulative Amounts
                                                                                                                From Date of
                                                                        Three months        Three months      Incorporation on
                                                                           ended               ended          August 31, 2007 -
                                                                        December 31,        December 31,        December 31,
                                                                            2012                2011                2012
                                                                        ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                               $   (362,703)       $    (49,594)       $ (1,655,139)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Amortization                                                                422                 422               3,800
     Stock Compensation                                                           --                  --             289,940
     Impairment                                                                   --                  --             400,570
  Changes in assets and liabilities:
     Decrease in prepaid expenses                                            304,820               8,371             264,070
     Increase in accounts payable and accrued liabilities                     63,152               1,801             145,181
     Increase in related party payables                                       18,000               3,078              25,504
                                                                        ------------        ------------        ------------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                23,691             (35,922)           (526,074)
                                                                        ------------        ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in website                                                           --                  --              (3,800)
  Acquisition of mineral properties                                          (60,000)                 --            (595,570)
                                                                        ------------        ------------        ------------
           NET CASH (USED IN) INVESTING ACTIVITIES                           (60,000)                 --            (599,370)
                                                                        ------------        ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Stock issued for cash                                                           --                  --           1,063,000
  Payments made on loans payable                                                  --                  --            (100,000)
  Proceeds from loans payable                                                 32,500                  --             170,000
                                                                        ------------        ------------        ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                          32,500                  --           1,133,000
                                                                        ------------        ------------        ------------
NET INCREASE (DECREASE) IN CASH                                               (3,809)            (35,922)              7,556
CASH AT BEGINNING OF PERIOD                                                   11,365             341,207                  --
                                                                        ------------        ------------        ------------

CASH AT END OF PERIOD                                                   $      7,556        $    305,285        $      7,556
                                                                        ============        ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid                                                     $         --        $         --        $         --
                                                                        ============        ============        ============
  Interest paid                                                         $         --        $         --        $         --
                                                                        ============        ============        ============
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
  Reclassified long-term loan to short-term loan                        $         --        $         --        $    219,754
                                                                        ============        ============        ============
  Notes payable for settlement of notes                                 $         --        $         --        $  2,183,000
                                                                        ============        ============        ============
  Preferred stock issuance for settlement of notes payable              $         --        $         --        $  3,104,139
                                                                        ============        ============        ============
  Common stock issued for services and prepaid expenses                 $         --        $         --        $    539,640
                                                                        ============        ============        ============
  Stock issued for subscription receivable                              $         --        $         --        $  9,196,500
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

BASIS OF PRESENTATION

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended September 30, 2012. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the financial position results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, prepaid expenses, accounts payable and accrued liabilities, amounts due to officers and convertible notes payable.

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

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


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


NOTE 3 - MINERAL PROPERTIES

OWSLEY COUNTY KENTUCKY PROPERTY

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

In consideration for the mineral property leasehold, the Company paid $80,000 to purchase the rights to the mining permits and operate under leasehold. It has also paid an additional $50,000 to minimal lease payments and accrued another $90,000 which is currently behind. These payments have been capitalized as part of the purchase price of the property.

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


NOTE 4 - CAPITAL STOCK (CONTINUED)

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

On August 17, 2012, the Company completed a financing whereby it issued 237,732,600 units for a escrowed equity line in the amount of $9,196,500. In conjunction with this transaction the company also issued common share purchase warrant to purchase 250,095,420 common shares at an exercise price of $0.07 expiring on August 16, 2018.

On September 10, 2012, the Company issued 17,988,000 shares of common stock to three non-employee consultants pursuant to the Plan valued at $539,640. The stock was issued for services to be rendered from September 1, 2012 through February 28, 2013. As of September 30, 2012, $449,700 had been recorded as prepaid expenses related to this stock issuance. The balance of the prepaid consulting was $179,880 as of December 31, 2012.

On September 13, 2012, Liberty Coal Energy Corp. consummated a Securities Purchase Agreement with Asher Enterprises, Inc. The agreement was entered into pursuant to a September 4, 2012 resolution of Company's Board of Directors. The parties agreed that Asher would acquire from the Company five promissory notes totaling $37,500, due and payable on June 19, 2013 with interest payable at 8%. The Notes are convertible into Common Shares of the Company, for which the Company has reserved 10,500,000 shares.

On October 24, 2012, Liberty Coal Energy Corp. consummated a Securities Purchase Agreement with Asher Enterprises, Inc. The agreement was entered into pursuant to an October 24, 2012 resolution of Company's Board of Directors. The parties agreed that Asher would acquire from the Company five promissory notes totaling $32,500, due and payable on September 26, 2013 with interest payable at 8%. The Notes are convertible into Common Shares of the Company, for which the Company has reserved 14,300,000 shares.

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - CAPITAL STOCK (CONTINUED)

As of December 31, 2012, the Company had warrants issued as follows:

Warrants

                                                              Outstanding at
                                                                December 31,
Issue Date            Number     Price        Expiry Date          2012
----------            ------     -----        ----'-------          ----
May 11, 2011          666,667    $0.82         May 11, 2013        666,667
August 17, 2012    17,025,000    $0.03      August 17, 2017     17,025,000
August 17, 2012    15,985,920    $0.032     August 17, 2017     15,985,920
August 17, 2012    15,010,250    $0.034     August 17, 2017     15,010,250
August 17, 2012    14,094,130    $0.036     August 17, 2017     14,094,130
August 17, 2012    13,233,930    $0.039     August 17, 2017     13,233,930
August 17, 2012    12,426,220    $0.041     August 17, 2017     12,426,220
August 17, 2012    11,667,810    $0.044     August 17, 2017     11,667,810
August 17, 2012    10,955,690    $0.047     August 17, 2017     10,955,690
August 17, 2012    10,287,040    $0.050     August 17, 2017     10,287,040
August 17, 2012     9,659,190    $0.053     August 17, 2017      9,659,190
August 17, 2012     9,069,660    $0.056     August 17, 2017      9,069,660
August 17, 2012     8,516,110    $0.060     August 17, 2017      8,516,110
August 17, 2012     8,000,260    $0.064     August 17, 2017      8,000,260
August 17, 2012     7,511,990    $0.068     August 17, 2017      7,511,990
August 17, 2012     7,053,510    $0.072     August 17, 2017      7,053,510
August 17, 2012     6,623,010    $0.077     August 17, 2017      6,623,010
August 17, 2012     6,218,790    $0.082     August 17, 2017      6,218,790
August 17, 2012     5,839,240    $0.087     August 17, 2017      5,839,240
August 17, 2012     5,482,850    $0.093     August 17, 2017      5,482,850
August 17, 2012     5,148,220    $0.099     August 17, 2017      5,148,220
August 17, 2012     4,834,010    $0.106     August 17, 2017      4,834,010
August 17, 2012     4,538,980    $0.112     August 17, 2017      4,538,980
August 17, 2012     4,261,950    $0.120     August 17, 2017      4,261,950
August 17, 2012     4,001,830    $0.127     August 17, 2017      4,001,830
August 17, 2012     3,757,590    $0.136     August 17, 2017      3,757,590
August 17, 2012     3,528,250    $0.145     August 17, 2017      3,528,250
August 17, 2012     3,312,910    $0.154     August 17, 2017      3,312,910
August 17, 2012     3,110,720    $0.164     August 17, 2017      3,110,720
August 17, 2012     2,920,860    $0.175     August 17, 2017      2,920,860
August 17, 2012     2,742,590    $0.186     August 17, 2017      2,742,590
August 17, 2012     2,575,200    $0.198     August 17, 2017      2,575,200
August 17, 2012     2,418,030    $0.211     August 17, 2017      2,418,030
August 17, 2012     2,270,450    $0.225     August 17, 2017      2,270,450
August 17, 2012     2,131,880    $0.239     August 17, 2017      2,131,880
August 17, 2012     2,001,760    $0.255     August 17, 2017      2,001,760
August 17, 2012     1,879,590    $0.271     August 17, 2017      1,879,590
                  -----------                                  -----------

TOTAL             250,762,087                                  250,762,087
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

The cumulative net operating loss carry-forward is approximately $ 1,655,139 at December 31, 2012, and will expire beginning in the year 2029. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                 December 31,      September 30,
                                                     2012              2012
                                                  ----------        ----------
Deferred tax asset attributable to:
  Net operating loss carryover                    $  562,747        $  439,428
  Valuation allowance                               (562,747)         (439,428)
                                                  ----------        ----------

Net deferred tax asset                            $       --        $       --
                                                  ==========        ==========

NOTE 6 - RELATED PARTY TRANSACTION

As of December 31, 2012, there is a balance owing to two officers of the Company in the amount of $25,504 (September 30, 2012 - $7,504). This amount is included in accounts payable-related party.

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $1,655,139 as of December 31, 2012. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

NOTE 9 - SUBSEQUENT EVENTS

On January 14, 2013 Liberty Coal Energy Corp. consummated a Securities Purchase Agreement with Asher Enterprises, Inc. The agreement was entered into pursuant to a January 14, 2013 resolution of Company's Board of Directors. Asher agreed to purchase a Convertible Note in the amount of $10,600, due and payable on September 26, 2013 with interest payable at 8%. The Note will be funded on January 16, 2013. The Note is convertible into Common Shares of the Company, for which the Company has reserved 40,000,000 shares.

On January 24, 2013 Liberty Coal Energy Corp. consummated a Securities Purchase Agreement with Asher Enterprises, Inc. The agreement was entered into pursuant to a January 24, 2013 resolution of Company's Board of Directors. Asher agreed to purchase a Convertible Note in the amount of $32,500, due and payable on October 28, 2013 with interest payable at 8%. The Note was funded on January 30, 2013. The Note is convertible into Common Shares of the Company, for which the Company has reserved 64,800,000 shares.

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

CORPORATE HISTORY

The address of our principal executive office is 99 18th Street, Suite 3000, Denver, Colorado 80202. Our telephone number is 888.399.3989.

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

In consideration for the mineral property leasehold, the Company paid $80,000 to purchase the rights to the mining permits and operate under a leasehold. It has also paid an additional $50,000 to minimal lease payments and accrued another 90,000 which are currently behind. These payments have been capitalized as part of the purchase price of the property.

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

The following is a discussion and analysis of our results of operations for the quarter ended December 31, 2012, and the factors that could affect our future financial condition and results of operations.

GOING CONCERN CONSIDERATION

Our registered independent auditors included an explanatory paragraph in their report on our financial statements as of and for the years ended September 30, 2012 and 2011, regarding concerns about our ability to continue as a going concern.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended December 31, 2012 which are included herein.

THREE MONTHS ENDED DECEMBER 31, 2012 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2011

The following table summarizes key items of comparison for the three months ended December 31, 2012, and 2011:

                                                        Three Months Ended
                                                            December 31,
                                                        2012            2011
                                                      --------        --------
Amortization                                          $    422        $    422
General and administrative                               1,244          10,939
Legal and accounting                                    15,433          11,433
Investor relations                                      39,200           4,200
Consulting                                             304,320          22,500
Transfer agent                                             325             100
Interest Expense                                         1,759              --
                                                      --------        --------

NET LOSS                                              $362,703        $ 49,594
                                                      ========        ========

We had a net loss of $362,703 for the quarter ended December 31, 2012, which was an increase of $313,109 compared to the net loss of $49,594, for the quarter ended December 31, 2011. The significant change in our results over the two periods is primarily the result of management's activities around the Company's projects and a 3rd party consulting expense as the Company expensed $269,820 of these contracts from prepaid expenses during the three months ended December 31, 2012.

PERIOD FROM INCEPTION, AUGUST 31, 2007 TO DECEMBER 31, 2012

Since inception, we have an accumulated deficit of $1,655,139. We expect to continue to incur losses as a result of continued exploration and development of our coal mining interests.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of December 31, 2012, reflects assets of $413,186. We had cash in the amount of $7,556 and working capital in the amount of $(47,498) as of December 31, 2012.

                                               Three Months       Three Months
                                                  Ended              Ended
                                               December 31,       December 31,
                                                   2012               2011
                                                 --------           --------
Net Cash Provided by (Used in)
 Operating Activities                            $ 23,691           $(35,922)
Net Cash (Used in) Investing Activities           (60,000)                --
Net Cash Provided by Financing Activities          32,500                 --
                                                 --------           --------

Increase (Decrease) in Cash                      $ (3,809)          $(35,922)
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

OPERATING ACTIVITIES

Net cash flow provided by operating activities during the three months ended December 31, 2012 was $23,691, a change of $59,613 from the $(35,922) net cash used in operating activities during the three months ended December 31, 2011.

INVESTING ACTIVITIES

Net Investing activities during the three months ended December 31, 2012 used $(60,000) of cash, an increase of $60,000 from the nil cash used in Investing Activities during the three months ended December 31, 2011.

FINANCING ACTIVITIES
Net Financing activities during the three months ended December 31, 2012 brought in 32,500, an increase of $32,500 from the nil cash brought in by Financing Activities during the three months ended December 31, 2011.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, prepaid expenses, accounts payable and accrued liabilities, amounts due to officers and convertible notes payable.

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

ITEM 4. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and our chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures are effective as of December 31, 2012 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 24, 2012, Liberty Coal Energy Corp. consummated a Securities Purchase Agreement with Asher Enterprises, Inc. The agreement was entered into pursuant to a October 24, 2012 resolution of Company's Board of Directors. The parties agreed that Asher would acquire from Company five promissory notes totaling $32,500, due and payable on September 26, 2013 with interest payable at 8%. The Notes are convertible into Common Shares of the Company, for which the Company has reserved 14,300,000 shares

On January 14, 2013 Liberty Coal Energy Corp. consummated a Securities Purchase Agreement with Asher Enterprises, Inc. The agreement was entered into pursuant to a January 14, 2013 resolution of Company's Board of Directors. Asher agreed to purchase a Convertible Note in the amount of $10,600, due and payable on September 26, 2013 with interest payable at 8%. The Note will be funded on January 16, 2013. The Note is convertible into Common Shares of the Company, for which the Company has reserved 40,000,000 shares.

On January 24, 2013 Liberty Coal Energy Corp. consummated a Securities Purchase Agreement with Asher Enterprises, Inc. The agreement was entered into pursuant to a January 24, 2013 resolution of Company's Board of Directors. Asher agreed to purchase a Convertible Note in the amount of $32,500, due and payable on October 28, 2013 with interest payable at 8%. The Note was funded on January 30, 2012. The Note is convertible into Common Shares of the Company, for which the Company has reserved 64,800,000 shares.

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

                                          LIBERTY COAL ENERGY CORP.


Date: February 14, 2013                   /s/ Robert T. Malasek
                                          --------------------------------------
                                          ROBERT T. MALASEK
                                          Chief Financial Officer, Secretary and
                                          Director (Principal Financial Officer
                                          & Principal Accounting Officer)