Form 10-Q
period 2013-03-31
Liberty Coal Energy Corp.
filed 2013-05-09
CIK 1424030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2013

                                       or

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

81,068,086  common shares issued and outstanding as of April 16, 2013

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements                                                3

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              13

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk         18

  Item 4.  Controls and Procedures                                            18

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                  19

  Item 1A. Risk Factors                                                       19

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        19

  Item 3.  Defaults Upon Senior Securities                                    19

  Item 4.  Mine Safety Disclosures                                            19

  Item 5.  Other Information                                                  20

  Item 6.  Exhibits                                                           20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three and six month period ended March 31,2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                           Balance Sheets (Unaudited)

                                                                                      As of                   As of
                                                                                     March 31,            September 30,
                                                                                       2012                   2012
                                                                                   ------------           ------------
                                     ASSETS

ASSETS
  Cash                                                                             $      6,200           $     11,365
  Prepaid expenses                                                                        2,875                490,450
                                                                                   ------------           ------------
TOTAL CURRENT ASSETS                                                                      9,075                501,815
                                                                                   ------------           ------------

Website, net of amortization                                                                 --                    422
Mineral properties                                                                      280,000                160,000
                                                                                   ------------           ------------
TOTAL OTHER ASSETS                                                                      280,000                160,422
                                                                                   ------------           ------------

      TOTAL ASSETS                                                                 $    289,075           $    662,237
                                                                                   ============           ============

           LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                         $    183,589           $     82,028
  Accounts payable related parties                                                       49,504                  7,504
  Convertible note payable net of debt discount of $30,303 and $0 respectivley           70,797                 37,500
  Derivative Liability                                                                   13,845                     --
                                                                                   ------------           ------------
TOTAL CURRENT LIAILITIES                                                                317,735                127,032
                                                                                   ------------           ------------

TOTAL LIABILITIES                                                                       317,735                127,032
                                                                                   ------------           ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001 par value, 1,500,000,000 shares authorized;
   80,866,788 and 316,287,267 shares issued and outstanding as of
   March 31, 2013 and September 30, 2012, respectively                                   80,867                316,288
  Series C Preffered $0.001 par vlaue, 100,000 shares authorized;
   100,000 and 0 shares issued and outstanding as of March 31, 2013 and
   September 30, 2012                                                                       100                     --
  Additional paid-in capital                                                          1,544,000              6,317,650
  Additional paid-in capital - warrants                                                 336,673              4,390,203
  Stock subscription receivable                                                              --             (9,196,500)
  Deficit accumulated during the exploration sage                                    (1,990,300)            (1,292,436)
                                                                                   ------------           ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                    (28,660)               535,205
                                                                                   ------------           ------------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                           $    289,075           $    662,237
                                                                                   ============           ============

                 See Notes to Consolidated Financial Statements

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                      Statements of Operations (Unaudited)

                                                                                                       Cumulative Amounts
                                                                                                          From Date of
                                                                                                        Incorporation on
                                         For the Three Months Ending       For Six Months Ending        August 31, 2007 -
                                         March 31,        March 31,       March 31,        March 31,        March 31,
                                           2013             2012            2013             2012             2013
                                       ------------     ------------    ------------     ------------     ------------
REVENUES
  Revenues                             $         --     $         --    $         --     $         --     $         --
                                       ------------     ------------    ------------     ------------     ------------
NET SALES                                        --               --              --               --               --

OPERATING EXPENSES
  Development Cost                               --               --              --               --           10,000
  General & administrative                    5,712           11,383           6,957           22,323           81,601
  Consulting services                       214,380          109,085         518,700          131,585          865,639
  Stock compensation                        122,000          200,000         122,000          200,000          322,000
  Impairment                                     --               --              --               --          400,570
  Amortization                                   --              422             422              844            3,800
  Investor relations                          4,460            4,715          43,660            8,915          109,187
  Transfer agent                                723              303           1,048              403           23,407
  Legal & accounting                          2,275            1,680          17,708           13,113          183,085
  Amortization of debt discount               7,197               --           7,197               --            7,197
  Derivative expense                         20,473               --          20,473               --           20,473
                                       ------------     ------------    ------------     ------------     ------------
Loss before income taxes                    377,220          327,588         738,165          377,183        2,026,959

Provision for income taxes                       --               --              --               --               --
                                       ------------     ------------    ------------     ------------     ------------

LOSS FROM OPERATIONS                       (377,220)        (327,588)       (738,165)        (377,183)      (2,026,959)

OTHER INCOME & (EXPENSES)
  Gain/loss on change of derivative          44,128               --          44,128                         44,128.00
  Interest expense                           (2,068)              --          (3,827)              --           (7,468)
                                       ------------     ------------    ------------     ------------     ------------
TOTAL OTHER INCOME & (EXPENSES)              42,060               --          40,301               --           36,660
                                       ------------     ------------    ------------     ------------     ------------

NET LOSS                               $   (335,160)    $   (327,588)   $   (697,864)    $   (377,183)    $ (1,990,300)
                                       ============     ============    ============     ============     ============
BASIC AND DILUTED LOSS PER
 COMMON SHARE                          $      (0.01)    $         --    $      (0.01)    $         --
                                       ============     ============    ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                      78,641,022       57,900,000      78,728,327       57,900,000
                                       ============     ============    ============     ============


                 See Notes to Consolidated Financial Statements

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)


                                                                                                      Cumulative Amounts
                                                                                                         From Date of
                                                                   Six months          Six months      Incorporation on
                                                                     ended               ended         August 31, 2007 -
                                                                    March 31,           March 31,          March 31,
                                                                      2013                2012               2013
                                                                  ------------        ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                         $   (697,864)       $   (377,183)      $ (1,990,300)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Amortization                                                          422                 422              3,800
     Debt discouint amortization                                         7,197                  --              7,197
     Derivative expense                                                 20,473                  --             20,473
     Gain / loss on change of derivative                               (44,128)                 --            (44,128)
     Stock Compensation                                                122,000             200,000            411,940
     Impairment                                                             --              83,006            400,570
  Changes in assets and liabilities:
     Decrease in prepaid expenses                                      487,574              14,214            446,824
     Increase in accounts payable and accrued liabilities              101,561              (5,825)           183,590
     Increase in related party payables                                 42,000                  --             49,504
                                                                  ------------        ------------       ------------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           39,235             (85,366)          (510,530)
                                                                  ------------        ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in website                                                     --                  --             (3,800)
  Acquisition of mineral properties                                   (120,000)            (80,000)          (655,570)
                                                                  ------------        ------------       ------------
          NET CASH (USED IN) INVESTING ACTIVITIES                     (120,000)            (80,000)          (659,370)
                                                                  ------------        ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Stock issued for cash                                                     --                  --          1,063,000
  Payments made on loans payable                                            --                  --           (100,000)
  Proceeds from loans payable                                           75,600                  --            213,100
                                                                  ------------        ------------       ------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                     75,600                  --          1,176,100
                                                                  ------------        ------------       ------------

NET INCREASE (DECREASE) IN CASH                                         (5,165)           (165,366)             6,200

CASH AT BEGINNING OF PERIOD                                             11,365             341,207                 --
                                                                  ------------        ------------       ------------

CASH AT END OF PERIOD                                             $      6,200        $    175,841       $      6,200
                                                                  ============        ============       ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid                                               $         --        $         --       $         --
                                                                  ============        -=----------       ============
  Interest paid                                                   $         --        $         --       $         --
                                                                  ============        ============       ============
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
  Reclassified long-term loan to short-term loan                  $         --        $         --       $    219,754
                                                                  ============        ============       ============
  Notes payable for settlement of notes                           $         --        $         --       $  2,183,000
                                                                  ============        ============       ============
  Preferred stock issuance for settlement of notes payable        $         --        $         --       $  3,104,139
                                                                  ============        ============       ============
  Common stock issued for services and prepaid expenses           $    122,000        $    200,000       $    661,640
                                                                  ============        ============       ============
  Stock issued for subscription receivable                        $         --        $         --       $  9,196,500
                                                                  ============        ============       ============
  Stock issued for debt conversion                                $     12,000        $         --       $     12,000
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

As part of the Owsley Agreement, the Company has agreed to enter into a purchase agreement with AMS Development LLC & Colt Resources, Inc.. The agreement provides for the purchase of the 1,000 acres of surface property at $600,000, as well as surface mineable coal, (3.6 million tons at $.75/ton), underground coal rights (2.2 million tons at $.20/ton) and the discharge of a first mortgage due to a former owner of $150,000 for a total purchase price of $3,890,000. The total purchase price is payable through a combination of cash, a promissory note and Liberty Coal common shares. To this date the Company has not been able to close on this agreement.

NOTE 4 - CONVERTIBLE NOTES

                                                                               Principal
                                                                                 Amount
CONVERTIBLE NOTES PAYABLE                                                       --------
8% convertible note to Asher Enterprises, Inc., due June 19, 2013               $ 25,500
8% convertible note to Asher Enterprises, Inc., due September 16, 2013            10,600
8% convertible note to Asher Enterprises, Inc., due September 26, 2013            32,500
8% convertible note to Asher Enterprises, Inc., due October 28, 2012              32,500
                                                                                --------
      Total Convertible Notes                                                   $101,100
                                                                                ========

In September 2012, October 2012, January 2013 the Company borrowed $37,500, $32,500, 10,600 and $32,500 respectively, from Asher Enterprises, Inc. All four notes accrue interest at the rate of 8% per annum. They are due on June 19, 2013, September 16, 2013, September 26, 2012 and October 28, respectively. These notes are convertible by the holder after 180 days at 65% of the average of the lowest five closing bid prices in the ten trading day period before the conversion. The note has no financial covenants. The notes as of March 31, 2013 have accrued interest of $3,345 and a debt discount of $30,303. On March 21, 2013 Asher converted 12,000 of its principle from its first note into 1,212,121 shares of common stock.

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

On August 17, 2012, the Company completed a financing whereby it issued 237,732,600 units for a escrowed equity line in the amount of $9,196,500. In conjunction with this transaction the company also issued common share purchase warrant to purchase 250,095,420 common shares at an exercise price of $0.07 expiring on August 16, 2018. As of February 21, 2013 the company has canceled this agreement and canceled all associated shares and warrants. In conjunction of this cancelation the Company has issued 1,100,000 shares at $0.02.

On September 10, 2012, the Company issued 17,988,000 shares of common stock to three non-employee consultants pursuant to the Plan valued at $539,640. The stock was issued for services to be rendered from September 1, 2012 through February 28, 2013. As of September 30, 2012, $449,700 had been recorded as prepaid expenses related to this stock issuance. The balance of the prepaid consulting was expensed as of March 31, 2013.

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

On March 21, 2013 Liberty Coal Energy Corp, issued 1,212,121 shares of its common stock on a conversion of $12,000 from its principal note from September 13, 2012.

On March 6, 2013 Liberty Coal Energy Corp. issued 100,000 Preferred Series C shares at a value of $1.00 per share. The Series C shares have no conversion feature and have a voting right of 537 votes per share.

As of March 31, 2013, the Company had warrants issued as follows:

WARRANTS

                                                                  Outstanding at
                                                                     March 31,
Issue Date           Number        Price       Expiry Date             2013
----------           ------        -----       -----------           --------
May 11, 2011         666,667       $0.82       May 11, 2013           666,667
                    --------                                         --------
TOTAL                666,667                                          666,667
                    ========                                         ========

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

The cumulative net operating loss carry-forward is approximately $1,990,300 at March 31, 2013, and will expire beginning in the year 2029. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


                                                 March 31,        September 30,
                                                   2013               2012
                                                ----------         ----------
Deferred tax asset attributable to:
  Net operating loss carryover                  $  676,702         $  439,428
  Valuation allowance                             (676,702)          (439,428)
                                                ----------         ----------
    Net deferred tax asset                      $       --         $       --
                                                ==========         ==========

NOTE 7 - RELATED PARTY TRANSACTION

As of March 31, 2013 and September 30, 2012, there is a balance owing to two officers of the Company in the amount of $49,504 and 7,504, respectively. This amount is included in accounts payable-related party.

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $1,990,300 as of March 31, 2013. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 9 - COMMITMENTS

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

The company needs to continue to make it minimum lease payments until such time it can pay an initial $500,000. The minimum payments of $20,000 per month are applied to the initial payment. At this time the Company is $150,000 behind in its payments.

NOTE 10 - SUBSEQUENT EVENTS

On April 12, 2013 Asher Enterprises converted $15,500 to 2,012,997 shares and on April 17, 2013 they converted the balance of $11,500 to 1,493,506 shares including the interest on its first note due June 16, 2013 leaving a principle balance of $ 0.

On April 16, 2013 Liberty Coal Energy Corp. consummated a Securities Purchase Agreement with Asher Enterprises, Inc. The agreement was entered into pursuant to a April 16, 2013 resolution of Company's Board of Directors. Asher agreed to purchase a Convertible Note in the amount of $42,500, due and payable on January 16, 2014 with interest payable at 8%. The Note was funded on May 2, 2013. The
Note is convertible into Common Shares of the Company. The Company has reserved an aggregate of 99,000,000 shares for all the Asher notes.

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

OUR CURRENT BUSINESS

Our primary business focus is to acquire and develop advanced coal properties in North America. We are currently holding one property- The Owsley Project in Owsley County, Kentucky.

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

The following is a discussion and analysis of our results of operations for the quarter ended March 31, 2013, and the factors that could affect our future financial condition and results of operations.

GOING CONCERN CONSIDERATION

Our registered independent auditors included an explanatory paragraph in their report on our financial statements as of and for the years ended September 30, 2012 and 2011, regarding concerns about our ability to continue as a going concern.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended March 31, 2013 which are included herein.

THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

The following table summarizes key items of comparison for the three months ended March 31, 2013 and 2012:

                                                    Three Months Ended March 31,
                                                      2013                2012
                                                    --------            --------
Amortization                                        $     --            $    422
General and administrative                             5,712              11,383
Legal and accounting                                   2,275               1,680
Investor relations                                     4,460               4,715
Consulting                                           214,380             109,085
Stock Compensation                                   122,000             200,000
Transfer agent                                           723                 303
Amortization of debt discount                          7,791                  --
Derivative expense                                    20,473                  --
Gain / loss on change of derivative                   44,128                  --
Interest Expense                                       2,068                  --
                                                    --------            --------
NET LOSS                                            $335,160            $327,588
                                                    ========            ========

We had a net loss of $335,160 for the quarter ended March 31, 2013, which was an increase of $7,572 compared to the net loss of

$327,588, for the quarter ended March 31, 2012. The slight variance change in our results over the two periods is primarily the result of management's activities around the Company's projects and a 3rd party consulting expense as the Company expensed $180,000 of these contracts from prepaid expenses during the three months ended March 31, 2013. In the prior year the company had a similar expense to one of its officers for $200,000.

SIX MONTHS ENDED MARCH 31, 2013 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2012

The following table summarizes key items of comparison for the Six months ended March 31, 2013 and 2012:

                                                     Six Months Ended March 31,
                                                      2013                2012
                                                    --------            --------
Amortization                                        $    422            $    844
General and administrative                             6,957              22,323
Legal and accounting                                  17,708              13,113
Investor relations                                    43,660               8,915
Consulting                                           518,700             131,585
Stock Compensation                                   122,000             200,000
Transfer agent                                         1,048                 403
Amortization of debt discount                          7,791                  --
Derivative expense                                    20,473                  --
Gain / loss on change of derivative                   44,128                  --
Interest Expense                                       3,827                  --
                                                    --------            --------
NET LOSS                                            $697,864            $377,183
                                                    ========            ========

We had a net loss of $697,864 for the six months ended March 31, 2013, which was an increase of $320,681 compared to the net loss of

$377,183, for the six months ended March 31, 2012. The significant change in our results over the two periods is primarily the result of management's activities around the Company's projects and a 3rd party consulting expense as the Company expensed $449,700 of these contracts from prepaid expenses during the six months ended March 31, 2013.

PERIOD FROM INCEPTION, AUGUST 31, 2007 TO MARCH 31, 2013

Since inception, we have an accumulated deficit of $1,990,300. We expect to continue to incur losses as a result of continued exploration and development of our coal mining interests.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of March 31, 2013, reflects assets of $289,075. We had cash in the amount of $6,200 and a working capital deficit in the amount of $(308,660) as of March 31, 2013.

                                                      Six Months     Six Months
                                                        Ended          Ended
                                                       March 31,      March 31,
                                                         2013           2012
                                                      ----------     ----------
Net Cash Provided by (Used in) Operating Activities   $   39,235     $  (85,366)
Net Cash (Used in) Investing Activities                 (120,000)       (80,000)
Net Cash Provided by Financing Activities                 75,600             --
                                                      ----------     ----------
Increase (Decrease) in Cash                           $   (5,165)    $ (165,366)
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

OPERATING ACTIVITIES

Net cash flow provided by operating activities during the six months ended March 31, 2013 was $39,235, a change of $124,601 from the $(85,366) net cash used in operating activities during the six months ended March 31, 2012.

INVESTING ACTIVITIES

Net Investing activities during the six months ended March 31, 2013 used $(120,000) of cash, an increase of $40,000 from the $(80,000) cash used in Investing Activities during the six months ended March 31, 2012.

FINANCING ACTIVITIES
Net Financing activities during the six months ended March 31,2013 brought in $75,600, an increase of $75,600 from the nil cash brought in by Financing Activities during the three months ended March 31, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and our chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures are effective as of March 31,2013 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

                                          LIBERTY COAL ENERGY CORP.


Date: May 9, 2013                         /s/ Robert T. Malasek
                                          --------------------------------------
                                          ROBERT T. MALASEK
                                          Chief Financial Officer, Secretary and
                                          Director (Principal Financial Officer
                                          & Principal Accounting Officer)