Form 10-Q
period 2013-06-30
Liberty Coal Energy Corp.
filed 2013-08-19
CIK 1424030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2013

                                       or

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

         For the transition period from _____________ to _____________

                        Commission File Number 000-54073


                            LIBERTY COAL ENERGY CORP.
             (Exact name of registrant as specified in its charter)


             Nevada                                              90-0819102
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

PO Box 551323, South Lake Tahoe, California                        96155
  (Address of principal executive offices)                       (Zip Code)

                                 (530) 577-4141
              (Registrant's telephone number, including area code)

              99 - 18th Street, Suite 3000, Denver, Colorado 80202 (Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [ ] YES [X] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 101,653,096 common shares issued and outstanding as of August 16, 2013

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements                                                3

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              14

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk         20

  Item 4.  Controls and Procedures                                            20

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                  20

  Item 1A. Risk Factors                                                       20

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        21

  Item 3.  Defaults Upon Senior Securities                                    21

  Item 4.  Mine Safety Disclosures                                            21

  Item 5.  Other Information                                                  21

  Item 6.  Exhibits                                                           22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three and nine month period ended June 30, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                           Balance Sheets (Unaudited)

                                                                               As of                  As of
                                                                              June 30,             September 30,
                                                                                2013                   2012
                                                                            ------------           ------------
                                     ASSETS

ASSETS
  Cash                                                                      $     21,549           $     11,365
  Prepaid expenses                                                                    --                490,450
                                                                            ------------           ------------
TOTAL CURRENT ASSETS                                                              21,549                501,815
                                                                            ------------           ------------

Website, net of amortization                                                          --                    422
Mineral properties                                                               355,000                160,000
                                                                            ------------           ------------
TOTAL OTHER ASSETS                                                               355,000                160,422
                                                                            ------------           ------------

      TOTAL ASSETS                                                          $    376,549           $    662,237
                                                                            ============           ============

           LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                  $    236,812           $     82,028
  Accounts payable related parties                                                56,689                  7,504
  Convertible note payable                                                       120,182                 37,500
  Derivative Liability                                                                --                     --
                                                                            ------------           ------------
TOTAL CURRENT LIAILITIES                                                         413,683                127,032
                                                                            ------------           ------------

      TOTAL LIABILITIES                                                          413,683                127,032
                                                                            ------------           ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock,  $0.001 par value, 1,500,000,000 shares
   authorized; 89,559,189 and 316,287,267 shares issued and
   outstanding as of  June 30, 2013 and September 30, 2012,
   respectively                                                                   89,560                316,288
  Series C Preferred $0.001 par vlaue, 100,000 shares authorized;
   100,000 and 0 shares issued and outstanding as of June 30, 2013
   and September 30, 2012                                                            100                     --
  Additional paid-in capital                                                   1,932,780              6,317,650
  Additional paid-in capital - warrants                                               --              4,390,203
  Stock subscription receivable                                                       --             (9,196,500)
  Deficit accumulated during the exploration sage                             (2,059,574)            (1,292,436)
                                                                            ------------           ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                             (37,134)               535,205
                                                                            ------------           ------------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                    $    376,549           $    662,237
                                                                            ============           ============


                 See Notes to Consolidated Financial Statements

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                      Statements of Operations (Unaudited)

                                                                                                        Cumulative Amounts
                                                                                                           From Date of
                                                                                                         Incorporation on
                                        For the Three Months Ending          For Nine Months Ending       August 31, 2007 -
                                          June 30,         June 30,         June 30,         June 30,         June 30,
                                            2013             2012             2013             2012             2013
                                        ------------     ------------     ------------     ------------     ------------
REVENUES
  Revenues                              $         --     $         --     $         --     $         --     $         --
                                        ------------     ------------     ------------     ------------     ------------
NET SALES                                         --               --               --               --               --

OPERATING EXPENSES
  Royalty Payment                                 --           20,000               --           20,000               --
  Development Cost                                --           10,000               --           10,000           10,000
  General & administrative                     7,186            2,255           14,144           24,578           88,786
  Consulting services                         34,500           38,500          553,200           87,500          900,139
  Stock compensation                              --               --          122,000          200,000          322,000
  Impairment                                      --               --               --               --          400,570
  Amortization                                    --              422              422            1,266            3,800
  Investor relations                             260            5,600           43,920           14,515          109,447
  Transfer agent                               1,133              507            2,181              910           24,540
  Legal & accounting                           8,256           10,511           25,963           23,624          191,341
  Amortization of debt discount               62,803               --           70,000               --           70,000
  Derivative expense                           2,003               --           22,476               --           22,476
                                        ------------     ------------     ------------     ------------     ------------
Loss before income taxes                     116,141           87,795          854,306          382,393        2,143,099

Provision for income taxes                        --               --               --               --               --
                                        ------------     ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS                        (116,141)         (87,795)        (854,306)        (382,393)      (2,143,099)

OTHER INCOME & (EXPENSES)
  Gain / loss on change of derivative         48,348               --           92,476           92,476
  Other Expense                                   --         (315,400)              --         (397,985)              --
  Interest expense                            (1,482)              --           (5,308)              --           (8,950)
                                        ------------     ------------     ------------     ------------     ------------
TOTAL OTHER INCOME & (EXPENSES)               46,866         (315,400)          87,168         (397,985)          83,526
                                        ------------     ------------     ------------     ------------     ------------

NET LOSS                                $    (69,275)    $   (403,195)    $   (767,138)    $   (780,378)    $ (2,059,574)
                                        ============     ============     ============     ============     ============
BASIC AND DILUTED LOSS PER
 COMMON SHARE                           $      (0.01)    $         --     $      (0.01)    $         --
                                        ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                82,331,118       58,566,667       79,210,906       57,900,000
                                        ============     ============     ============     ============


                 See Notes to Consolidated Financial Statements

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)

                                                                                                      Cumulative Amounts
                                                                                                         From Date of
                                                                 Nine months         Nine months       Incorporation on
                                                                    ended               ended           August 31, 2007 -
                                                                   June 30,            June 30,            June 30,
                                                                     2013                2012                2013
                                                                 ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                        $   (767,138)       $   (780,378)       $ (2,059,574)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Amortization                                                         422               1,266               3,800
     Other expense                                                    397,985                  --
     Debt discouint amortization                                       70,000                  --              70,000
     Derivative expense                                                22,476                  --              22,476
     Gain / loss on change of derivative                              (92,476)                 --             (92,476)
     Stock Compensation                                               122,000             200,000             411,940
     Impairment                                                            --                  --             400,570
  Changes in assets and liabilities:
     Decrease in prepaid expenses                                     490,450              14,214             449,700
     Increase in accounts payable and accrued liabilities             159,665                (977)            241,694
     Increase in related party payables                                49,185               3,000              56,689
                                                                 ------------        ------------        ------------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          54,584            (164,890)           (495,181)
                                                                 ------------        ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in website                                                    --                  --              (3,800)
  Acquisition of mineral properties                                  (195,000)            (80,000)           (730,570)
                                                                 ------------        ------------        ------------
          NET CASH (USED IN) INVESTING ACTIVITIES                    (195,000)            (80,000)           (734,370)
                                                                 ------------        ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Stock issued for cash                                                    --                  --           1,063,000
  Payments made on loans payable                                           --                  --            (100,000)
  Conversions
  Proceeds from loans payable                                         150,600                  --             288,100
                                                                 ------------        ------------        ------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                   150,600                  --           1,251,100
                                                                 ------------        ------------        ------------

NET INCREASE (DECREASE) IN CASH                                        10,184            (244,890)             21,549

CASH AT BEGINNING OF PERIOD                                            11,365             341,207                  --
                                                                 ------------        ------------        ------------
CASH AT END OF PERIOD                                            $     21,549        $     96,317        $     21,549
                                                                 ============        ============        ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid                                              $         --        $         --        $         --
                                                                 ============        ============        ============
  Interest paid                                                  $         --        $         --        $         --
                                                                 ============        ============        ============
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
  Reclassified long-term loan to short-term loan                 $         --        $         --        $    219,754
                                                                 ============        ============        ============
  Notes payable for settlement of notes                          $         --        $         --        $  2,183,000
                                                                 ============        ============        ============
  Preferred stock issuance for settlement of notes payable       $         --        $         --        $  3,104,139
                                                                 ============        ============        ============
  Common stock issued for services and prepaid expenses          $    122,000        $    200,000        $    661,640
                                                                 ============        ============        ============
  Stock issued for subscription receivable                       $         --        $         --        $  9,196,500
                                                                 ============        ============        ============
  Stock issued for debt conversion                               $     72,800        $         --        $     72,800
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

As part of the Owsley Agreement, the Company has agreed to enter into a purchase agreement with AMS Development LLC & Colt Resources, Inc. The agreement provides for the purchase of the 1,000 acres of surface property at $600,000, as well as surface mineable coal, (3.6 million tons at $.75/ton), underground coal rights (2.2 million tons at $.20/ton) and the discharge of a first mortgage due to a former owner of $150,000 for a total purchase price of $3,890,000. The total purchase price is payable through a combination of cash, a promissory note and Liberty Coal common shares. To this date the Company has not been able to close on this agreement.

GAMM LEASE

On May 24, 2013 Liberty Coal Energy Corp. ("Liberty") paid $15,000 down toward the purchase of the Gamm Lease, the balance of which will be paid via a share transaction, not to exceed approximately $30,000.

The Gamm Lease is in Caddo Parrish, in Northwest Louisiana. The 20 acre property is located in the West 825 feet of the South One-Half of the Northwest Quarter (S 1/2 of NW 1/4) of Section 25, Township 21 North, Range 15 West, Caddo Parish, Louisiana.

The Gamm Lease is a previous producing property and contains 9 shallow (+/- 1700 ft.) production wells. The property is accessible by paved and dirt roads from Oil City LA and has electric power and some existing equipment on site. Liberty is in the process of restoring the existing wells to production and installing wellhead production equipment.

Liberty plans to test the next formation at approx. 2500 feet with additional wells in early 2014.

There are additional shallow oil production opportunities in the immediate area that Liberty is considering for participation.

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - CONVERTIBLE NOTES

CONVERTIBLE NOTES PAYABLE

                                                                               Principal
                                                                                 amount
                                                                                --------
8% convertible note to Asher Enterprises, Inc., due September 16, 2013          $ 10,600
8% convertible note to Asher Enterprises, Inc., due October 28, 2013              32,500
8% convertible note to Asher Enterprises, Inc., due January 22, 2014              42,500
8% convertible note to Asher Enterprises, Inc., due March 17, 2014                32,500
                                                                                --------
      Total Convertible Notes                                                    118,100
                                                                                ========

In January 2013, February 2013, January 2013, May 2013, and June 2013 the Company borrowed $10,600, $32,500, 42,500 and $32,500 respectively, from Asher Enterprises, Inc. All four notes accrue interest at the rate of 8% per annum. They are due on September 16, 2013, October 28, 2013, January 22, 2014, and March 17, 2014, respectively. These notes are convertible by the holder after 180 days at 65% of the average of the lowest five closing bid prices in the ten trading day period before the conversion. The note has no financial covenants. The notes as of June 30, 2013 have accrued interest of $2,082. As of June 30, 2013 Asher converted 70,000 of its principle from its prior notes into 9,904,522 shares of common stock.

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

On September 10, 2012, the Company issued 17,988,000 shares of common stock to three non-employee consultants pursuant to the Plan valued at $539,640. The stock was issued for services to be rendered from September 1, 2012 through February 28, 2013. As of September 30, 2012, $449,700 had been recorded as prepaid expenses related to this stock issuance. The balance of the prepaid consulting was expensed as of June 30, 2013.

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

On April 13, 2013 Liberty Coal Energy Corp, issued 2,012,987 shares of its common stock on a conversion of $15,500 from its principal note from September 13, 2012.

On April 17, 2013 Liberty Coal Energy Corp, issued 1,493,506 shares of its common stock on a conversion of $10,000 from its principal note from September 13, 2012 and $1,500 of accrued interest.

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


On May 1, 2013 Liberty Coal Energy Corp, issued 1,395,349 shares of its common stock on a conversion of $12,000 from its principal note from October 31, 2012.

On May 8, 2013 Liberty Coal Energy Corp, issued 2,343,750 shares of its common stock on a conversion of $15,000 from its principal note from October 31, 2012.

On May 28, 2013 Liberty Coal Energy Corp, issued 1,446,809 shares of its common stock on a conversion of $5,500 from its principal note from October 31, 2012 and $1,300 of accrued interest.

As of June 30, 2013, the Company had warrants issued as follows:

Warrants

WARRANTS

                                                                  Outstanding at
                                                                     June 30,
Issue Date           Number        Price       Expiry Date             2013
----------           ------        -----       -----------           --------
May 11, 2011         666,667       $0.82       May 11, 2013                --
                    --------                                         --------
TOTAL                666,667                                               --
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

The cumulative net operating loss carry-forward is approximately $2,059,574 at June 30, 2013, and will expire beginning in the year 2029. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                              June 30,           September 30,
                                                2013                 2012
                                             ----------           ----------
Deferred tax asset attributable to:
  Net operating loss carryover               $  700,255           $  439,428
  Valuation allowance                          (700,255)            (439,428)
                                             ----------           ----------
      Net deferred tax asset                 $       --           $       --
                                             ==========           ==========

NOTE 7 - RELATED PARTY TRANSACTION

As of June 30, 2013 and September 30, 2012, there is a balance owing to two officers of the Company in the amount of $56,689 and 7,504, respectively. This amount is included in accounts payable-related party.

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $2,059,574as of June 30, 2013. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

NOTE 10 - SUBSEQUENT EVENTS

On July 19, 2013 Asher Enterprises converted $3,600 to 4,044,944 shares, July 24, 2013 converted $3,500 to 4,022,989 shares and on Aug 8, 2013 they converted $3,100 to 4,025,974 shares of its note due September 16, 2013 leaving a principle balance of $ 400.

Liberty has a lease/purchase agreement on a Coal project in Owsley County Kentucky. Liberty has been unable to provide sufficient capital to place the project into production and is in arrears with the required minimum lease payments.

On August 13, 2013, Liberty entered an agreement with Colt Resources Inc, one of the original vendors of the property. The agreement provides a time window for voluntary termination of the lease, and allows for either party to fund the reclamation bond and placing the property into production. The agreement will allow Liberty to recover 50 percent of the cost of the existing permit ($40,000) if Colt Resources can find financing for placing the project into production. If liberty secures financing for the property, and brings the lease payments current, the existing lease purchase will remain in effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD-LOOKING STATEMENT

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

CORPORATE HISTORY

The address of our principal executive office is PO Box 551323 South Lake Tahoe, CA 96155 Our telephone number is 530-577-4141. Our common stock is quoted on the OTC Bulletin Board under the symbol "LBTG."

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

OWSLEY COAL PROJECT

On February 1, 2012, the Company entered into a letter of intent for the acquisition of private mineral leasehold rights to certain coal mining property in Owsley County, Kentucky with AMS Development LLC. and Colt Resources, Inc. (the "Owsley Agreement").The Owsley property covers approximately 1,000 acres and has 3,600,000 tons of coal recoverable by surface andhigh wall (auger) methods. There are underground reserves in place which are not being considered for producn at this time.

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

The following is a discussion and analysis of our results of operations for the quarter ended June 30, 2013, and the factors that could affect our future financial condition and results of operations.

GAMM LEASE

On June 13, 2013, Liberty Coal Energy Corp. ("Liberty") paid $15,000 down toward the purchase of the Gamm Lease, the balance of which will be paid via a share transaction, not to exceed approximately $30,000.

The Gamm Lease is in Caddo Parrish, in Northwest Louisiana. The 20 acre property is located in the West 825 feet of the South One-Half of the Northwest Quarter (S 1/2 of NW 1/4) of Section 25, Township 21 North, Range 15 West, Caddo Parish, Louisiana.

The Gamm Lease is a previous producing property and contains 9 shallow (+/- 1700 ft.) production wells. The property is accessible by paved and dirt roads from Oil City LA and has electric power and some existing equipment on site. Liberty is in the progress of restoring the existing wells to production and installing wellhead production equipment.

Liberty plans to test the next formation at approx. 2500 feet with additional wells in early 2014.

There are additional shallow oil production opportunities in the immediate area that Liberty is considering for participation.

GOING CONCERN CONSIDERATION

Our registered independent auditors included an explanatory paragraph in their report on our financial statements as of and for the years ended September 30, 2012 and 2011, regarding concerns about our ability to continue as a going concern.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2013 which are included herein.

THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2012

The following table summarizes key items of comparison for the three months ended June 30, 2013 and 2012:

                                                 Three Months Ended June 30,
                                                  2013                 2012
                                               ----------           ----------
Amortization                                   $       --           $      422
General and administrative                          7,186                2,255
Legal and accounting                                8,256               10,511
Investor relations                                    260                5,600
Consulting                                         34,500               38,500
Royalty Payment                                        --               20,000
Transfer agent                                      1,133                  507
Development Cost                                       --               10,000
Amortization of debt discount                      62,803                   --
Derivative expense                                  2,003                   --
Gain / loss on change of derivative                48,348                   --
Other expenses                                         --             (315,400)
Interest Expense                                    1,482                2,111
                                               ----------           ----------

NET LOSS                                       $   69,275           $  403,195
                                               ==========           ==========

We had a net loss of $69,725 for the quarter ended June 30, 2013, which was a decrease of $333,920 compared to the net loss of $403,195, for the quarter ended June 30, 2012. The variance change in our results over the two periods is primarily through the write off of our Wyoming projects of $315,400.

NINE MONTHS ENDED JUNE 30, 2013 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2012

The following table summarizes key items of comparison for the Nine months ended June 30, 2013 and 2012:

                                                  Nine Months Ended June 30,
                                                  2013                 2012
                                               ----------           ----------
Amortization                                   $      422           $      422
Royalty Payment                                        --               20,000
Development Cost                                       --               10,000
General and administrative                         14,144               24,578
Legal and accounting                               25,963               23,624
Investor relations                                 43,920               43,920
Consulting                                        553,200               87,500
Stock Compensation                                122,000              200,000
Transfer agent                                      2,181                  910
Amortization of debt discount                      70,000                   --
Derivative expense                                 22,476                   --
Gain / loss on change of derivative               (92,476)                  --
Other expense                                     397,985
(Interest expense)                                  5,308                   --
                                               ----------           ----------

                                               $  767,138           $  780,378
NET LOSS                                       ==========           ==========

We had a net loss of $767,138 for the nine months ended June 30, 2013, which was a decrease of $13,240 compared to the net loss of $780,378, for the nine months ended June 30, 2012. The slight variance in our results over the two periods is primarily the result of management's activities around the Company's projects and a 3rd party consulting expense as the Company expensed $449,700 of these contracts from prepaid expenses in the prior year the company had to write of a project in Wyoming for $397,985 during the nine months ended June 30, 2013.

PERIOD FROM INCEPTION, AUGUST 31, 2007 TO JUNE 30, 2013

Since inception, we have an accumulated deficit of $2,059,574 We expect to continue to incur losses as a result of continued exploration and development of our coal mining interests.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of June 30, 2013, reflects assets of $289,075. We had cash in the amount of $6,200 and a working capital deficit in the amount of $(308,660) as of June 30, 2013.

                                                            Nine Months          Nine Months
                                                               Ended                Ended
                                                              June 30,             June 30,
                                                                2013                 2012
                                                             ----------           ----------
Net Cash Provided by (Used in) Operating Activities          $   54,584           $ (164,890)
Net Cash (Used in) Investing Activities                        (195,000)             (80,000)
Net Cash Provided by Financing Activities                       150,600                   --
                                                             ----------           ----------

      Increase (Decrease) in Cash                            $   10,184           $ (244,890)
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

OPERATING ACTIVITIES

Net cash flow provided by operating activities during the nine months ended June 30, 2013 was $54,584, a change of $219,474 from the $(164,890) net cash used in operating activities during the nine months ended June 30, 2012.

INVESTING ACTIVITIES

Net Investing activities during the nine months ended June 30, 2013 used $(195,000) of cash, an increase of $115,000 from the $(80,000) cash used in Investing Activities during the nine months ended June 30, 2012.

FINANCING ACTIVITIES

Net Financing activities during the nine months ended June 30, 2013 brought in $150,600, an increase of $150,600 from the nil cash broughtin by Financing Activities during the three months ended June 30, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and our chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures are effective as of June 30,2013 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 24, 2012, Liberty Coal Energy Corp. consummated a Securities Purchase Agreement with Asher Enterprises, Inc. The agreement was entered into pursuant to a October 24, 2012 resolution of Company's Board of Directors. The parties agreed that Asher would acquire from Company five promissory notes totaling $32,500, due and payable on September 26, 2013 with interest payable at 8%. The Notes are convertible into Common Shares of the Company, for which the Company has reserved 14,300,000 shares

On January 14, 2013 Liberty Coal Energy Corp. consummated a Securities Purchase Agreement with Asher Enterprises, Inc. The agreement was entered into pursuant to a January 14, 2013 resolution of Company's Board of Directors. Asher agreed to purchase a Convertible Note in the amount of $10,600, due and payable on September 26, 2013 with interest payable at 8%. The Note was funded on January 16, 2013. The Note is convertible into Common Shares of the Company, for which the Company has reserved 40,000,000 shares.

On January 24, 2013 Liberty Coal Energy Corp. consummated a Securities Purchase Agreement with Asher Enterprises, Inc. The agreement was entered into pursuant to a January 24, 2013 resolution of Company's Board of Directors. Asher agreed to purchase a Convertible Note in the amount of $32,500, due and payable on October 28, 2013 with interest payable at 8%. The Note was funded on January 30, 2013 The Note is convertible into Common Shares of the Company, for which the Company has reserved 64,800,000 shares.

On April 12, 2013 Liberty Coal Energy Corp. consummated a Securities Purchase Agreement with Asher Enterprises, Inc. The agreement was entered into pursuant to an April 12, 2013 resolution of Company's Board of Directors. Asher agreed to purchase a Convertible Note in the amount of $42,500, due and payable on January 22, 2014 with interest payable at 8%. The Note was funded on May 2, 2013 The
Note is convertible into Common Shares of the Company.

On June 13 , 2013 Liberty Coal Energy Corp. consummated a Securities Purchase Agreement with Asher Enterprises, Inc. The agreement was entered into pursuant to a June 13, 2013 resolution of Company's Board of Directors. Asher agreed to purchase a Convertible Note in the amount of $32,500, due and payable on March17, 2014 with interest payable at 8%. The Note was funded on June 25, 2013 The Note is convertible into Common Shares of the Company, for which the Company has reserved 635,000,000 shares in the aggregate..

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

                                          LIBERTY COAL ENERGY CORP.


Date: August 19, 2013                     /s/ Robert T. Malasek
                                          --------------------------------------
                                          ROBERT T. MALASEK
                                          Chief Financial Officer, Secretary and
                                          Director (Principal Financial Officer
                                          & Principal Accounting Officer)