Form 10-K
period 2013-09-30
Liberty Coal Energy Corp.
filed 2014-01-14
CIK 1424030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended September 30, 2013

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

  2782 Gateway Road, Carlsbad, CA                                  92009
(Address of principal executive offices)                         (Zip Code)

                                 (978) 705-1645
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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on January 8, 2014, was $155,391 based on the average bid/ask price for the Common Stock on January 6, 2014. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

39,479,575 shares of common stock issued & outstanding as of January 10, 2014

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                               TABLE OF CONTENTS

Item 1.  Business............................................................  3

Item 1A. Risk Factors........................................................  8

Item 1B. Unresolved Staff Comments........................................... 15

Item 2.  Properties.......................................................... 15

Item 3.  Legal Proceedings................................................... 16

Item 4.  Mine Safety Disclosures............................................. 16

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer
         Purchases of Equity Securities...................................... 17

Item 6.  Selected Financial Data............................................. 19

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................... 19

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......... 25

Item 8.  Financial Statements and Supplementary Data......................... 26

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure................................................ 44

Item 9A. Controls and Procedures............................................. 44

Item 9B. Other Information................................................... 45

Item 10. Directors, Executive Officers and Corporate Governance.............. 45

Item 11. Executive Compensation.............................................. 48

Item 12. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters......................................... 49

Item 13. Certain Relationships and Related Transactions, and Director
         Independence........................................................ 50

Item 14. Principal Accountants Fees and Services............................. 51

Item 15. Exhibits, Financial Statement Schedules............................. 52

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

                                     PART I

ITEM 1. BUSINESS

CORPORATE HISTORY

The address of our principal executive office is 2782 Gateway Road, Carlsbad, CA 92009. Our telephone number is (978)-705-1645.

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

In addition, on March 15, 2010, we effected a 30 for 1 forward stock split of our authorized and issued outstanding shares of common stock such that our authorized capital increased from 50,000,000 shares of common stock, $0.001 par value per share to 1,500,000,000 shares of common stock, par value $0.001 per share.

On December 20, 2013 the Company effected a 1 for 15 reverse stock split. The authorized 1,500,000,000 shares of common stock, par value $0.001 per share remained the same. As a result of the Reverse Stock Split, the number of issued and outstanding shares of Common Stock is approximately 39,479,575 subject to adjustment for fractional shares at January 9, 2014. The Reverse Stock Split does not affect any shareholder's ownership percentage of the Company's common stock, except to the limited extent that the Reverse Stock Split resulted in any adjustment for fractional shares.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

OUR CURRENT BUSINESS

Our primary business focus is to acquire, explore and develop oil and coal properties in North America.

We are currently developing a coal project in Owsley County, Kentucky and an oil lease in Caddo Parish Louisiana.

The Gamm lease contains 11 shallow wells (1500 to 1700 feet approximately which were drilled and developed over more than 20 years between the late 1940s and the 1970s.

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

Our exploration activities are subject to various levels of federal and state laws and regulations relating to protection of the environment, including requirements for closure and reclamation of mineral exploration properties. Some of the laws and regulations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act, the Federal Land Policy and Management Act, the National Environmental Policy Act, the Resource Conservation and Recovery Act.

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

Under the federal CLEAN WATER ACT, point-source discharges are regulated by the National Pollution Discharge Elimination System program. Storm water discharges also are regulated and permitted under that statute. Section 404 of the CLEAN WATER ACT regulates the discharge of dredge and fill material into waters of the United States, including wetlands. All of those programs may impose permitting and other requirements on our operations.

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

EMPLOYEES

At present, only our directors and officers act as consultants of our company. We do not expect any material changes in the number of employees over the next 12 month period.

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

SUBSIDIARIES

We have registered a Kentucky LLC, which will handle the day to day management of the Owsley project and handle all state filings. The LLC has currently been dissolved but the Company will reinstate it when and if it has funding for the project.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses from inception to September 30, 2013 of $2,628,663. Our net cash used in operations for the year ended September 30, 2013 was $(150,033). As of September 30, 2013, we had a working capital deficit of $(488,232). We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that drilling and completion costs increase beyond our expectations; or we encounter greater costs associated with general and administrative expenses or offering costs. The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

IF WE DO NOT OBTAIN FINANCING WHEN NEEDED, OUR BUSINESS WILL FAIL.

As of September 30, 2013, we had $14,432 in cash and cash equivalents in our accounts. We estimate that we will need approximately US $750,000 in working capital to fund capital and operational costs with respect to our planned exploration phase. We do not have any arrangements for additional financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for our products, production costs, the availability of credit, prevailing interest rates and the market price for our common stock.

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

Our properties are in Kentucky and Louisiana our competition there includes large, established coal and oil companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may have to compete for financing and be unable to acquire financing on terms we consider acceptable. We may also have to compete with the other energy companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or qualified employees, our exploration programs may be slowed down or suspended, which may cause us to cease operations as a company.

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

ITEM 2. PROPERTIES

We do not own any real property. Our principal business offices are located at is 2782 Gateway Road, Carlsbad, CA 92009. The Company currently does not have a lease. We believe that our current arrangements provide adequate space for our foreseeable future needs.

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

On August 13, 2013, Liberty entered an agreement with Colt Resources Inc., one of the original vendors of the property. The agreement provides a time window for voluntary termination of the lease, and allows for either party to fund the reclamation bond and placing the property into production. The agreement will allow Liberty to recover 50 percent of the cost of the existing permit ($40,000) if Colt Resources can find financing for placing the project into production. If liberty secures financing for the property, and brings the lease payments current, the existing lease purchase will remain in effect.

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

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol "LBTG". The high and low bid prices of our common stock for the periods indicated below are as follows:

        NATIONAL ASSOCIATION OF SECURITIES DEALERS OTC BULLETIN BOARD(1)

             Quarter Ended                   High        Low
             -------------                   ----        ---
             September 30, 2013             $0.0027     $0.0009
             June 30, 2013                  $0.036      $0.0021
             March 31, 2013                 $0.06       $0.006
             December 31, 2012              $0.05       $0.003
             September 30, 2012             $0.06       $0.03
             June 30, 2012                  $0.12       $0.04
             March 31, 2012                 $0.14       $0.06

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034 Telephone:
(469) 633-0101; Facsimile: (469) 633-0088) is the registrar and transfer agent for our common shares

On January 11, 2014, the list of stockholders for our shares of common stock showed 26 registered stockholders and [39,479,575] shares of common stock outstanding.

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

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended September 30, 2013.

RECENT SALES OF UNREGISTERED SECURITIES

On October 24, 2012, Liberty Coal Energy Corp. consummated a Securities Purchase Agreement with Asher Enterprises, Inc. The agreement was entered into pursuant to an October 24, 2012 resolution of Company's Board of Directors. The parties agreed that Asher would acquire from the Company five promissory notes totaling $32,500, due and payable on September 26, 2013 with interest payable at 8%. The Note was paid in full as if May 28, 2013.

On January 14, 2013 Liberty Coal Energy Corp. consummated a Securities Purchase Agreement with Asher Enterprises, Inc. The agreement was entered into pursuant to a January 14, 2013 resolution of Company's Board of Directors. Asher agreed to purchase a Convertible Note in the amount of $10,600, due and payable on September 26, 2013 with interest payable at 8%. The Note was funded on January 16, 2013. The Note was paid in full as of August 19, 2013

On January 24, 2013 Liberty Coal Energy Corp. consummated a Securities Purchase Agreement with Asher Enterprises, Inc. The agreement was entered into pursuant to a January 24, 2013 resolution of Company's Board of Directors. Asher agreed to purchase a Convertible Note in the amount of $32,500, due and payable on October 28, 2013 with interest payable at 8%. The Note was funded on January 30, 2013. The Note was paid in full as of November 5, 2013.

On March 6, 2013, Liberty Coal Energy Corp. issued 73,333 shares pursuant to the break up agreements around a senior financing agreement it had entered previously.

On March 6, 2013 Liberty Coal Energy Corp. issued 100,000 Preferred Series C shares at a value of $1.00 per share. The Series C shares have no conversion feature and have a voting right of 547 votes per share.

On March 21, 2013 Liberty Coal Energy Corp, issued 80,808 shares of its common stock on a conversion of $12,000 from its principal note from September 13, 2012.

On April 13, 2013 Liberty Coal Energy Corp, issued 134,199 shares of its common stock on a conversion of $15,500 from its principal note from September 13, 2012.

On April 17, 2013 Liberty Coal Energy Corp, issued 99,567 shares of its common stock on a conversion of $10,000 from its principal note from September 13, 2012 and $1,500 of accrued interest.

On May 1, 2013 Liberty Coal Energy Corp, issued 93,023 shares of its common stock on a conversion of $12,000 from its principal note from October 31, 2012.

On April 17, 2013 Liberty Coal Energy Corp. consummated a Securities Purchase Agreement with Asher Enterprises, Inc. The agreement was entered into pursuant to a April 17, 2013 resolution of Company's Board of Directors. Asher agreed to purchase a Convertible Note in the amount of $42,500, due and payable on January 22, 2014 with interest payable at 8%. The Note was funded on May 2, 2013. The
Note is convertible into Common Shares of the Company, for which the Company has reserved 6,600,000 shares.

On May 8, 2013 Liberty Coal Energy Corp, issued 156,250 shares of its common stock on a conversion of $15,000 from its principal note from October 31, 2012.

On May 28, 2013 Liberty Coal Energy Corp, issued 96,454 shares of its common stock on a conversion of $5,500 from its principal note from October 31, 2012 and $1,300 of accrued interest.

On June 13, 2013 Liberty Coal Energy Corp. consummated a Securities Purchase Agreement with Asher Enterprises, Inc. The agreement was entered into pursuant to a June 13, 2013 resolution of Company's Board of Directors. Asher agreed to purchase a Convertible Note in the amount of $32,500, due and payable on March17, 2014 with interest payable at 8%. The Note was funded on June 22, 2013. The Note is convertible into Common Shares of the Company, for which the Company has reserved 6,600,000 shares.

On July 19, 2013 Liberty Coal Energy Corp, issued 269,663 shares of its common stock on a conversion of $3,600 from its principal note from January 14, 2013.

On July 24, 2013 Liberty Coal Energy Corp, issued 268,199 shares of its common stock on a conversion of $3,500 from its principal note from January 14, 2013.

On August 12, 2013 Liberty Coal Energy Corp, issued 268,398 shares of its common stock on a conversion of $3,100 from its principal note from January 14, 2013.

On August 19, 2013 Liberty Coal Energy Corp, issued 71,342 shares of its common stock on a conversion of $400 from its principal note from January 14, 2013 and $424 of accrued interest.

On August 19, 2013 Liberty Coal Energy Corp, issued 255,556 shares of its common stock on a conversion of $2,300 from its principal note from January 24, 2013.

On August 26, 2013 Liberty Coal Energy Corp, issued 327,273 shares of its common stock on a conversion of $2,700 from its principal note from January 24, 2013.

On August 29, 2013 Liberty Coal Energy Corp. consummated a Securities Purchase Agreement with Asher Enterprises, Inc. The agreement was entered into pursuant to a August 29, 2013 resolution of Company's Board of Directors. Asher agreed to purchase a Convertible Note in the amount of $27,500, due and payable on June 3, 2014 with interest payable at 8%. The Note was funded on September 9, 2013. The
Note is convertible into Common Shares of the Company, for which the Company has reserved 42,333,333 shares.

On September 9, 2013 Liberty Coal Energy Corp, issued 333,333 shares of its common stock on a conversion of $2,400 from its principal note from January 24, 2013.

On September 13, 2013 Liberty Coal Energy Corp, issued 333,333 shares of its common stock on a conversion of $2,400 from its principal note from January 24, 2013.

On September 18, 2013 Liberty Coal Energy Corp, issued 666,667 shares of its common stock on a conversion of $4,500 from its principal note from January 24, 2013.

On September 23, 2013 Liberty Coal Energy Corp, issued 666,667 shares of its s-8 common stock for a consulting fees.

On September 30, 2013 Liberty Coal Energy Corp, issued 769,231 shares of its common stock on a conversion of $4,500 from its principal note from January 24, 2013.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended September 30, 2013 and September 30, 2012 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 9 of this annual report.

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

CURRENT BUSINESS

Our primary business focus is to acquire, explore and develop coal and oil properties in North America. We are currently in the development stage of two properties and need to raise funds to get them into production.

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

The following is a discussion and analysis of our results of operation for the fiscal year ended September 30, 2013, and the factors that could affect our future financial condition and results of operation.

PLAN OF OPERATION

During the next twelve month period, we intend to focus our efforts on our Gamm Oil lease. Our company does and will continue to seek other viable oil opportunities in the geographic area of interest.

The Company believes it can secure the funds to drill shallow wells on its current property by raising an estimated $200,000 and have positive cash flow from this project with in the

We intend to continue our efforts to finance our Owsley Property. Our Company will evaluate if we should continue to seek other viable coal opportunities in the geographic area of interest.

The operating budget for the Owsley project would require approximately $750,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

CAPITAL EXPENDITURES

We are currently actively seeking to complete a project or even multiple projects that is in production or very close to being in production. We will seek additional financing once the projects are identified and initial evaluations have been completed over the twelve months ending September 30, 2014.

GENERAL AND ADMINISTRATIVE EXPENSES

We expect to spend approximately $250,000 during the twelve-month period ending September 30, 2014 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

PRODUCT RESEARCH AND DEVELOPMENT

We will need to determine what funds will be needed on research and development, manufacturing and engineering pending what projects will be available over the twelve months ending September 30, 2014.

PURCHASE OF SIGNIFICANT EQUIPMENT

We will need to determine what purchase of significant equipment may be necessary over the twelve months ending September 30, 2014.

PERSONNEL PLAN

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended September 30, 2013 and 2012.

Our operating results for the years ended September 30, 2013 and 2012 are summarized as follows:

                                                         Year ended             Year ended
                                                     September 30, 2013     September 30, 2012
                                                     ------------------     ------------------
Revenues                                                $         --           $         --
                                                        ------------           ------------
OPERATING EXPENSES
  Development Costs                                               --                 10,000
  Maintenance                                                  5,815                     --
  General and administrative                                  38,934                 27,351
  Consulting services                                        565,700                211,940
  Stock-based compensation                                   128,662                200,000
  Amortization                                                   422                  1,689
  Investor relations                                          43,920                 17,830
  Transfer agent                                               2,856                  7,068
  Legal and accounting                                        36,679                 66,399
  Impairment expense                                         400,000                400,570
                                                        ------------           ------------

LOSS FROM OPERATIONS                                      (1,222,988)              (942,847)

OTHER INCOME AND (EXPENSES)
  Amortization of debt discount                             (102,267)                    --
  Derivative expense                                         (38,376)                    --
  Gain / loss on change in value of derivative
  liability                                                   35,343
  Interest expense                                            (7,939)                  (140)
                                                        ------------           ------------

NET LOSS                                                $ (1,336,227)          $   (942,987)
                                                        ============           ============

During the fiscal year ended September 30, 2013, many of our operating expenses increased over our previous fiscal year. We started initial Development work at the Owsley property, general and administrative expenses remained approximately the same., Our consulting, legal and accounting, and transfer agent expenses increased due to the higher level of activity of the company and preparing for evaluation of the projects that we have acquired and looking to acquire and in conjunction with the financing that we had entered into. The Impairment cost was incurred due to the shift to the new project. Our amortization costs only increased slightly due to the website. Interest expense decreased as we had no debt for a majority of the year. Finally the company granted one of its officers a stock compensation package.

REVENUES

We have not earned any revenues since our inception.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, our total current assets were $15,370 and our total current liabilities were $503,602 and we had a working capital of $(488,232). Our financial statements report a net loss of $(1,336,227) for the year ended September 30, 2013, and a net loss of $2,628,663 for the period from August 31, 2007 (date of inception) to September 30, 2013.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

CASH FLOWS

                                                   Year ended             Year ended
                                               September 30, 2013     September 30, 2012
                                               ------------------     ------------------
Net Cash (Used In) Operating Activities            $(150,033)             $(204,757)
Net Cash (Used In) Investing Activities              (25,000)              (162,585)
Net Cash Provided by Financing Activities            178,100                 37,500
CASH INCREASE(DECREASE) DURING THE YEAR            $   3,067              $(329,842)

Our net cash used in operating activities has decreased by $54,724 over the year ended September 30, 2013. This decrease is primarily due to the amortization of prepaid expenses and a write down on one of our properties. Our net cash used in investing activities has decreased from $162,585 to $25,000. This decrease is primarily due to additional acquisition of mineral properties in the latest fiscal year. Cash provided by financing activities increased from $37,500 to $178,100 as we did a series of notes in 2013.

We had cash in the amount of $14,432 as of September 30, 2013 as compared to cash in the amount of $11,365 as of September 30, 2012. We had a working capital deficit of $(488,232) as of September 30, 2013 compared to working capital of $374,783 as of September 30, 2012. The variance can be attributed to the expensing in this fiscal year of prepaid consulting fees from the prior year.

Our principal sources of funds have been from the sale of stock in the prior year and the issuance of a series of Convertible Debentures in 2013. During the year ending September 30, 2013, we received a total of $178,100 of which $120,488 including accrued interest is outstanding.

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

The following audited financial statements are filed as part of this annual report:

Independent Auditor's Report, dated January 9, 2014.

Consolidated Balance Sheets as at September 30, 2013 and 2012

Consolidated Statements of Operations for the years ended September 30, 2013 and 2012, and for the period from August 27, 2007 (Inception) through September 30, 2013

Consolidated Statement of Changes in Stockholders' Equity (Deficit) from August 27, 2007 (Inception) through September 30, 2013

Consolidated Statements of Cash Flows for the years ended September 30, 2013 and 2012, and for the period from August 27, 2007 (Inception) through September 30, 2013

Notes to the Financial Statements

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
of Liberty Coal Energy Corp.
Carlsbad, California

We have audited the accompanying consolidated balance sheets of Liberty Coal Energy Corp as of September 30, 2013 and 2012 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and the period from August 31, 2007 (date of inception) to September 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Coal Energy Corp. as of September 30, 2013 and 2012, and the results of its operations and cash flows for the years then ended and the period from August 31, 2007 (date of inception) to September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has negative working capital, has not yet received revenue from sales of its products, and has incurred losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 10. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Silberstein Ungar, PLLC
-------------------------------------
Silberstein Ungar, PLLC
Bingham Farms, Michigan
January 10, 2014

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                           Consolidated Balance Sheets

                                                                                As of                  As of
                                                                            September 30,          September 30,
                                                                                2013                   2012
                                                                            ------------           ------------
                                     ASSETS

ASSETS
  Cash                                                                      $     14,432           $     11,365
  Prepaid expenses                                                                   938                490,450
                                                                            ------------           ------------
TOTAL CURRENT ASSETS                                                              15,370                501,815
                                                                            ------------           ------------

Website, net of amortization                                                          --                    422
Mineral properties                                                                15,000                160,000
                                                                            ------------           ------------
TOTAL OTHER ASSETS                                                                15,000                160,422
                                                                            ------------           ------------

      TOTAL ASSETS                                                          $     30,370           $    662,237
                                                                            ============           ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                  $    301,603           $     82,028
  Accounts payable related parties                                                77,004                  7,504
  Convertible note payable, net of discount of $10,833 and $0                    105,367                 37,500
  Derivative liability                                                            19,628                     --
                                                                            ------------           ------------
Total Current Liabilities                                                        503,602                127,032
                                                                            ------------           ------------

      TOTAL LIABILITIES                                                          503,602                127,032
                                                                            ------------           ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock,  $0.001 par value, 1,500,000,000 shares authorized;
   10,200,274 and 21,085,818 shares issued and outstanding as of
   September 30, 2013 and 2012, respectively                                      10,200                316,288
  Series C Preferred stock $0.001 par vlaue, 100,000 shares authorized;
   100,000 and 0 shares issued and outstanding as of
   September 30, 2013 and 2012, respectively                                         100                     --
  Additional paid-in capital                                                   1,817,296              6,317,650
  Additional paid-in capital - warrants                                          336,673              4,390,203
  Deferred stock-based compensation                                               (8,838)                    --
  Stock subscription receivable                                                       --             (9,196,500)
  Deficit accumulated during the exploration sage                             (2,628,663)            (1,292,436)
                                                                            ------------           ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                            (473,232)               535,205
                                                                            ------------           ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $     30,370           $    662,237
                                                                            ============           ============

                 See Notes to Consolidated Financial Statements

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations

                                                                                                    For the period from
                                                              For the year         For the year        August 31, 2007
                                                                 ended                ended            (Inception) to
                                                              September 30,        September 30,        September 30,
                                                                  2013                 2012                 2013
                                                              ------------         ------------         ------------
REVENUES
  Revenues                                                    $         --         $         --         $         --
                                                              ------------         ------------         ------------
OPERATING EXPENSES
  Development costs                                                     --               10,000               10,000
  Maintenance                                                        5,815                   --                5,815
  General and administrative                                        38,934               27,351              113,579
  Consulting services                                              565,700              211,940              912,640
  Stock-based compensation                                         128,662              200,000              328,662
  Amortization                                                         422                1,689                3,800
  Investor relations                                                43,920               17,830              109,447
  Transfer agent                                                     2,856                7,068               25,215
  Legal and accounting                                              36,679               66,399              202,056
  Impairment expense                                               400,000              400,570              800,570
                                                              ------------         ------------         ------------
TOTAL OPERATING EXPENSES                                         1,222,988              942,847            2,511,784

LOSS FROM OPERATIONS                                            (1,222,988)            (942,847)          (2,511,784)

OTHER INCOME AND (EXPENSES)
  Amortization of debt discount                                   (102,267)                  --             (102,267)
  Derivative expense                                               (38,376)                  --              (38,376)
  Gain / loss on change in value of derivative liability            35,343               35,343
  Interest expense                                                  (7,939)                (140)             (11,579)
                                                              ------------         ------------         ------------
TOTAL OTHER INCOME AND (EXPENSES)                                 (113,239)                (140)            (116,879)
                                                              ------------         ------------         ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES                      (1,336,227)            (942,987)          (2,628,663)

PROVISION FOR INCOME TAXES                                              --                   --                   --
                                                              ------------         ------------         ------------

NET LOSS                                                      $ (1,336,227)        $   (942,987)        $ (2,628,663)
                                                              ============         ============         ============

BASIC  AND DILUTED LOSS PER COMMON SHARE                      $      (0.20)        $      (0.24)
                                                              ============         ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING             6,709,124            3,904,444
                                                              ============         ============

                 See Notes to Consolidated Financial Statements

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
     For the period from August 31, 2007 (Inception) to September 30, 2013


                                                                              Series C      Series C
                                             Common         Common           Preferred     Preferred        Additional
                                             Stock          Stock              Stock         Stock           Paid-in
                                             Shares         Amount             Shares        Amount          Capital
                                             ------         ------             ------        ------          -------
INCEPTION, AUGUST 31, 2007                        --    $        --                --    $        --       $        --
Initial Sale of common stock               3,000,000         45,000                                            (30,000)
Net loss for the period ended
 September 30, 2007
                                         -----------    -----------       -----------    -----------       -----------
BALANCE, SEPTEMBER 30, 2007                3,000,000         45,000                --             --           (30,000)
                                         ===========    ===========       ===========    ===========       ===========
Private placement on May 31, 2008
 at $0.05 per share                        1,920,000         28,800                                             19,200
Net loss for the year ended
 September 30, 2008
                                         -----------    -----------       -----------    -----------       -----------
BALANCE, SEPTEMBER 30, 2008                4,920,000         73,800                --             --           (10,800)
                                         ===========    ===========       ===========    ===========       ===========
Net loss for the year ended
 September 30, 2009
                                         -----------    -----------       -----------    -----------       -----------
BALANCE, SEPTEMBER 30, 2009                4,920,000         73,800                --             --           (10,800)
                                         ===========    ===========       ===========    ===========       ===========
Private placement on Feb. 1, 2010
 at $0.25 per share                           66,667          1,000                                            157,343
Stock issued with respect to
 property acquisition                          6,667            100                                             42,900
Private placement on Feb. 11, 2010
 at $0.25 per share                           66,667          1,000                                            157,343
Cancellation of stock                     (1,200,000)       (18,000)                                                --
Net loss for the year ended
 September 30, 2010
                                         -----------    -----------       -----------    -----------       -----------
BALANCE, SEPTEMBER 30, 2010                3,860,000         57,900                --             --           346,786
                                         ===========    ===========       ===========    ===========       ===========
Private placement April 30, 2011
 at $0.75 per share                           44,444            667                                            345,974
Net loss for the year ended
 September 30, 2011
                                         -----------    -----------       -----------    -----------       -----------
BALANCE, SEPTEMBER 30, 2011                3,904,444         58,567                --             --           692,760
                                         ===========    ===========       ===========    ===========       ===========
Stock Compensation                           133,333          2,000                                            198,000
Common stock issued for services
 and prepaid expenses                      1,199,200         17,988                                            521,653
Common stock and stock warrants
 issued for subscription receivable       15,848,840        237,733                                          4,905,237
Net loss for the year ended
 September 30, 2012
                                         -----------    -----------       -----------    -----------       -----------
BALANCE, SEPTEMBER 30, 2012               21,085,818        316,288                --             --         6,317,650
                                         ===========    ===========       ===========    ===========       ===========
Cancelation of Common stock and stock
 warrants issued for subscription
 receivable                              (15,848,840)      (237,733)                                        (4,905,237)
Common stock issued to cancel senior
 financing                                    73,333          1,100                                             26,400
Conversion of note payable                 4,223,296         63,349                                             39,276
Series C Preferred shares issued to
 officers                                                                     100,000            100            99,900
S-8 issuance for services                    666,667         10,000                                                 --
Extinguishment of derivative liability
 for converted convertible notes                                                                                96,503
Par value adjustment for reverse split                     (142,804)                                           142,804
Net loss for the year ended
 September 30, 2013
                                         -----------    -----------       -----------    -----------       -----------
BALANCE, SEPTEMBER 30, 2013               10,200,274    $    10,200           100,000    $       100       $ 1,817,296
                                         ===========    ===========       ===========    ===========       ===========

                                                                                                Deficit
                                         Additional                                           Accumulated
                                          Paid-in            Stock            Deferred         During the
                                          Capital        Subscription       Stock-Based       Exploration
                                          Warrants         Receivable       Compensation         Stage             Total
                                          --------         ----------       ------------         -----             -----
INCEPTION, AUGUST 31, 2007               $        --       $        --       $        --       $        --       $        --
Initial Sale of common stock                                                                                          15,000
Net loss for the period ended
 September 30, 2007                                                                                 (4,158)           (4,158)
                                         -----------       -----------       -----------       -----------       -----------
BALANCE, SEPTEMBER 30, 2007                       --                --                --            (4,158)           10,842
                                         ===========       ===========       ===========       ===========       ===========
Private placement on May 31, 2008
 at $0.05 per share                                                                                                   48,000
Net loss for the year ended
 September 30, 2008                                                                                (31,673)          (31,673)
                                         -----------       -----------       -----------       -----------       -----------
BALANCE, SEPTEMBER 30, 2008                       --                --                --           (35,831)           27,169
                                         ===========       ===========       ===========       ===========       ===========
Net loss for the year ended
 September 30, 2009                                                                                (22,552)          (22,552)
                                         -----------       -----------       -----------       -----------       -----------
BALANCE, SEPTEMBER 30, 2009                       --                --                --           (58,383)            4,617
                                         ===========       ===========       ===========       ===========       ===========
Private placement on Feb. 1, 2010
 at $0.25 per share                           91,657                                                                 250,000
Stock issued with respect to
 property acquisition                             --                                                    --            43,000
Private placement on Feb. 11, 2010
 at $0.25 per share                           91,657                                                    --           250,000
Cancellation of stock                             --                                                    --           (18,000)
Net loss for the year ended
 September 30, 2010                                                                               (130,348)         (130,348)
                                         -----------       -----------       -----------       -----------       -----------
BALANCE, SEPTEMBER 30, 2010                  183,314                --                --          (188,731)          399,269
                                         ===========       ===========       ===========       ===========       ===========
Private placement April 30, 2011
 at $0.75 per share                          153,359                                                                 500,000
Net loss for the year ended
 September 30, 2011                                                                               (160,718)         (160,718)
                                         -----------       -----------       -----------       -----------       -----------
BALANCE, SEPTEMBER 30, 2011                  336,673                --                --          (349,449)          738,551
                                         ===========       ===========       ===========       ===========       ===========
Stock Compensation                                                                                                   200,000
Common stock issued for services
 and prepaid expenses                                                                                                539,641
Common stock and stock warrants
 issued for subscription receivable        4,053,530        (9,196,500)                                                   --
Net loss for the year ended
 September 30, 2012                                                                               (942,987)         (942,987)
                                         -----------       -----------       -----------       -----------       -----------
BALANCE, SEPTEMBER 30, 2012                4,390,203        (9,196,500)               --        (1,292,436)          535,205
                                         ===========       ===========       ===========       ===========       ===========
Cancelation of Common stock and stock
 warrants issued for subscription
 receivable                               (4,053,530)        9,196,500                                                    --
Common stock issued to cancel senior
 financing                                                                                                            27,500
Conversion of note payable                                                                                           102,625
Series C Preferred shares issued to
 officers                                                                                                            100,000
S-8 issuance for services                                                         (8,838)                              1,162
Extinguishment of derivative liability
 for converted convertible notes                                                                                      96,503
Par value adjustment for reverse split                                                                                    --
Net loss for the year ended
 September 30, 2013                                                                             (1,336,227)       (1,336,227)
                                         -----------       -----------       -----------       -----------       -----------
BALANCE, SEPTEMBER 30, 2013              $   336,673       $        --       $    (8,838)      $(2,628,663)      $  (473,232)
                                         ===========       ===========       ===========       ===========       ===========

                 See Notes to Consolidated Financial Statements

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                      Statements of Consolidated Cash Flows

                                                                                                        For the period from
                                                                  For the year         For the year        August 31, 2007
                                                                     ended                ended            (Inception) to
                                                                  September 30,        September 30,        September 30,
                                                                      2013                 2012                 2013
                                                                  ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                         $  1,336,227)        $   (942,987)        $ (2,628,663)
  Adjustments to reconcile net loss to net
   cash (used in) operating activities:
     Amortization                                                          422                1,689                3,800
     Amortization of debt discount                                      38,376                   --               38,376
     Derivative expense                                                102,267                   --              102,267
     Gain / loss on change in value of derivative liability            (35,343)                  --              (35,343)
     Stock-based compensation                                          128,662              289,940              418,602
     Impairment expense                                                400,000              400,570              800,570
  Changes in assets and liabilities:
     (Increase) decrease in prepaid expenses                           489,512              (24,966)             448,762
     Increase in accounts payable and accrued liabilities               (7,202)              70,997               74,827
     Increase in related party payables                                 69,500                   --               77,004
                                                                  ------------         ------------         ------------
          NET CASH (USED IN) OPERATING ACTIVITIES                     (150,033)            (204,757)            (699,798)
                                                                  ------------         ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in website                                                     --                   --               (3,800)
  Acquisition of mineral properties                                    (25,000)            (162,585)            (560,570)
                                                                  ------------         ------------         ------------
          NET CASH (USED IN) INVESTING ACTIVITIES                      (25,000)            (162,585)            (564,370)
                                                                  ------------         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Stock issued for cash                                                     --                   --            1,063,000
  Payments made on loans payable                                            --             (100,000)            (100,000)
  Proceeds from loans payable                                          178,100              137,500              315,600
                                                                  ------------         ------------         ------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                    178,100               37,500            1,278,600
                                                                  ------------         ------------         ------------

NET INCREASE (DECREASE) IN CASH                                          3,067             (329,842)              14,432

CASH AT BEGINNING OF PERIOD                                             11,365              341,207                   --
                                                                  ------------         ------------         ------------
CASH AT END OF PERIOD                                             $     14,432         $     11,365         $     14,432
                                                                  ============         ============         ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid                                               $         --         $         --         $         --
                                                                  ============         ============         ============
  Interest paid                                                   $         --         $         --         $         --
                                                                  ============         ============         ============
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
  Notes payable for settlement of notes                           $         --         $         --         $  2,183,000
                                                                  ============         ============         ============
  Preferred stock issuance for settlement of notes payable        $         --         $         --         $  3,104,139
                                                                  ============         ============         ============
  Common stock issued for services and prepaid expenses           $         --         $    539,640         $    539,640
                                                                  ============         ============         ============
  Stock issued for debt conversion                                $     99,400         $         --         $     12,000
                                                                  ============         ============         ============
  Acquisition of mineral properties for accounts payable          $    230,000         $         --         $    230,000
                                                                  ============         ============         ============
  Reclassification of derivative liability upon full conversion   $     96,503         $         --         $     96,503
                                                                  ============         ============         ============
  Accrued interest converted to common stock                      $      3,226         $         --         $      3,226
                                                                  ============         ============         ============

                 See Notes to Consolidated Financial Statements

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2013


NOTE 1 - NATURE OF OPERATIONS

Liberty Coal Energy Corp. (the "Company") was incorporated in the state of Nevada on August 31, 2007 as "ESL Teachers, Inc.", and was developing business activities in teacher recruiting. The Company changed its business focus in March, 2010 and entered the business of precious mineral exploration, development, and production. The Company has not yet commenced significant business operations and is considered to be in the exploration stage (formerly in the development stage).

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

Stock-Based Compensation
As of September 30, 2013, the Company has not issued any stock-based payments to its employees. The Company uses the modified prospective method of accounting for stock-based compensation. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the estimated grant-date fair value.

Reclassifications
Certain balances in the prior years have been reclassified to conform to the current year presentation.

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2013


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiary, Liberty Coal Energy Kentucky, LLC. All material inter-company accounts and transactions have been eliminated in consolidation.

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

Income Taxes
The Company provides for income taxes using an asset and liability approach. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward. See Note 8.

Recently Adopted Accounting Pronouncements

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

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2013


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Adopted Accounting Pronouncements (continued)

Variable Interest Entities (continued)
And to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The guidance became effective for the Company on February 1, 2010. The adoption of the guidance did not have an impact on the Company's consolidated financial statements.

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

NOTE 3 - WEBSITE

The Company has capitalized costs related to developing a website. During the year ended September 30, 2012 the Company paid $3,800 for the development of the website. The Company determined that the website would have a three year useful life. Amortization expense for the years ended September 30, 2013 and 2012 was $422 and $1,689, respectively.

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

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2013


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

In consideration for the mineral property leasehold, the Company paid $80,000 to purchase the rights to the mining permits and operate under a leasehold. It has also paid an additional 50,000 to minimal lease payments and accrued another 270,000 which are currently behind. The Company is uncertain that it will be able to raise the capital needed to put the property into production at this time, as a result the Company recorded an impairment of $400,000 as of September 30, 2013.

On August 13, 2013, Liberty entered an agreement with Colt Resources Inc., one of the original vendors of the property. The agreement provides a time window for voluntary termination of the lease, and allows for either party to fund the reclamation bond and placing the property into production. The agreement will allow Liberty to recover 50 percent of the cost of the existing permit ($40,000) if Colt Resources can find financing for placing the project into production. If Liberty secures financing for the property, and brings the lease payments current, the existing lease purchase will remain in effect.

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

Liberty plans to test the next formation at approximately 2500 feet with additional wells in early 2014.
There are additional shallow oil production opportunities in the immediate area that Liberty is considering for participation.

The Company is no longer pursuing the Campbell Property or the Sheridan Property and recorded impairment on these properties in the amount of $400,570 during the year ended September 30, 2012.

NOTE 5 - CONVERTIBLE NOTES

                                                                                  At
                                                                             September 30,
                                                                                 2013
                                                                              ----------
8% convertible note to Asher Enterprises, Inc., due October 28, 2013          $   13,700
8% convertible note to Asher Enterprises, Inc., due January 22, 2014              42,500
8% convertible note to Asher Enterprises, Inc., due March 17, 2014                32,500
8% convertible note to Asher Enterprises, Inc., due June 3, 2014                  27,500
                                                                              ----------
      Total Convertible notes payable                                            116,200
      Debt discount                                                              (10,833)
                                                                              ----------
      Total Convertible notes payable, net of discount                        $  105,367
                                                                              ==========

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2013


NOTE 5 - CONVERTIBLE NOTES (CONTINUED)

On October 24, 2012, January 14, 2013, January 24, 2013, April 17, 2013, June 13, 2013 and August 29, 2013, the Company borrowed $32,500, $10,600, $32,500,
$42,500, $32,500 and $27,500, respectively, from Asher Enterprises, Inc. All six notes accrue interest at the rate of 8% per annum. They are due on July 26, 2013, September 16, 2013, October 28, 2013, January 22, 2014, March 17, 2014,
and June 3, 2014, respectively.

These notes are convertible by the holder after 180 days at 45%-58% of the average of the lowest five closing bid prices in the ten trading day period before the conversion. These notes have no financial covenants.

Pursuant to the Convertible Note Agreements and the Notes, the Investor, or registered Assigns, shall have the right, from time to time, and at any time during the period beginning on the date which is 180 days following the date of the Note and ending on the later of the maturity date or the date of payment of the Default Amount (as defined in the Note), to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock of the Company; provided however, to the extent that the Holder's beneficial ownership of the Common Stock of the Company would not exceed 9.99% at any such time as a result of its conversion of the Note.

On September 30, 2013 the Company had $105,367 of convertible debt outstanding, shown net of $10,833 of debt discount. The variable conversion feature at less than market value gives rise to a derivative liability. The liability for each note was computed using the Black-Sholes Option Pricing method as they became convertible with the following inputs:

                                                Notes Dated
                         -------------------------------------------------------
                         September 13,   October 24,   January 14,   January 24,
                             2012           2012          2013          2013
                          ----------     ---------     ----------    ----------
Estimated fair value      $   .01572     $    .0087    $   .00128    $   .00077
Expected life (years)         .27             .27          .27           .27
Risk free interest rate       .01%            .05%         .04%          .01%
Volatility                 268.46%         357.71%      371.72%       342.25%

Accrued interest relating to these notes was $4,289 as of September 30, 2013.

During the year ended September 30, 2013, Asher converted $99,400 of principal and interest into 4,223,296 shares of common stock.

NOTE 6 - CAPITAL STOCK

The company has 1,500,000,000 common shares authorized at a par value of $0.001 per share.

On February 1, 2010, the company completed a private placement whereby it issued 66,667 units for $3.75 per unit. Each unit consists of one common share and common share purchase warrant allowing the holder to purchase a common share at $0.25 per share expiring February 1, 2012.

On February 1, 2010, the company issued 6,667 common shares as partial consideration to acquire the Campbell Property.

On February 11, 2010, the company completed a private placement whereby it issued 66,667 units for $3.75 per unit. Each unit consists of one common share and common share purchase warrant allowing the holder to purchase a common share at $0.25 per share expiring February 1, 2012.

On March 15, 2010, the Company increased its authorized common shares from 50,000,000 shares to 1,500,000,000 shares and effected a 30 for 1 forward stock split. All share and per share data reflected in the financial statements have been adjusted to reflect the results of the stock split.

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2013


NOTE 6 - CAPITAL STOCK (CONTINUED)

On March 20, 2010, the Company cancelled 1,200,000 of its common stock outstanding.

On May 12, 2011, the company completed a private placement whereby it issued 44,444 units for $11.25 per unit. Each unit consists of one common share and common share purchase warrant allowing the holder to purchase a common share at $0.75 per share expiring February 1, 2013.

On August 17, 2012 the Company completed a financing whereby it issued 15,848,840 units for a escrowed equity line in the amount of $9,196,500. In conjunction with this transaction the company also issued common share purchase warrant to purchase 16,673,028 common shares at an exercise price of $1.05 expiring on August 16, 2018.

On January 18, 2012, the Company issued 133,333 shares @ $1.50 to its CFO and Director as part of his compensation.

On September 10, 2012, the Company issued 1,199,200 shares of common stock to three non-employee consultants pursuant to the Plan valued at $539,640. The stock was issued for services to be rendered from September 1, 2012 through February 28, 2013. As of September 30, 2012, $449,700 had been recorded as prepaid expenses related to this stock issuance. The balance was amortized in full as of February 28, 2013.

On September 13, 2012, Liberty Coal Energy Corp. consummated a Securities Purchase Agreement with Asher Enterprises, Inc. The agreement was entered into pursuant to a September 4, 2012 resolution of Company's Board of Directors. The parties agreed that Asher would acquire from Company five promissory notes totaling $37,500, due and payable on June 19, 2013 with interest payable at 8%. The Note was paid in full as of April 17, 2013.

On October 24, 2012, Liberty Coal Energy Corp. consummated a Securities Purchase Agreement with Asher Enterprises, Inc. The agreement was entered into pursuant to an October 24, 2012 resolution of Company's Board of Directors. The parties agreed that Asher would acquire from the Company five promissory notes totaling $32,500, due and payable on September 26, 2013 with interest payable at 8%. The Note was paid in full as if May 28, 2013.

On January 14, 2013 Liberty Coal Energy Corp. consummated a Securities Purchase Agreement with Asher Enterprises, Inc. The agreement was entered into pursuant to a January 14, 2013 resolution of Company's Board of Directors. Asher agreed to purchase a Convertible Note in the amount of $10,600, due and payable on September 26, 2013 with interest payable at 8%. The Note was funded on January 16, 2013. The Note was paid in full as of August 19, 2013

On January 24, 2013 Liberty Coal Energy Corp. consummated a Securities Purchase Agreement with Asher Enterprises, Inc. The agreement was entered into pursuant to a January 24, 2013 resolution of Company's Board of Directors. Asher agreed to purchase a Convertible Note in the amount of $32,500, due and payable on October 28, 2013 with interest payable at 8%. The Note was funded on January 30, 2013. The Note was paid in full as of November 5, 2013.

On March 6, 2013, Liberty Coal Energy Corp. issued 100,000 Preferred Series C shares at a value of $1.00 per share to two officers and directors for services rendered. The Series C shares have no conversion feature and have a voting right of 547 votes per share.

On March 6, 2013, Liberty Coal Energy Corp. issued 73,333 shares pursuant to the break up agreements around a senior financing agreement it had entered previously.

On March 21, 2013, Liberty Coal Energy Corp. issued 80,808 shares of its common stock on a conversion of 12,000 from its principal note from September 13, 2012.

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2013


NOTE 6 - CAPITAL STOCK (CONTINUED)

On April 13, 2013 Liberty Coal Energy Corp, issued 134,199 shares of its common stock on a conversion of 15,500 from its principal note from September 13, 2012.

On April 17, 2013 Liberty Coal Energy Corp, issued 99,567 shares of its common stock on a conversion of $10,000 from its principal note from September 13, 2012 and $1,500 of accrued interest.

On May 1, 2013 Liberty Coal Energy Corp, issued 93,023 shares of its common stock on a conversion of $12,000 from its principal note from October 31, 2012.

On April 17, 2013 Liberty Coal Energy Corp. consummated a Securities Purchase Agreement with Asher Enterprises, Inc. The agreement was entered into pursuant to a April 17, 2013 resolution of Company's Board of Directors. Asher agreed to purchase a Convertible Note in the amount of $42,500, due and payable on January 22, 2013 with interest payable at 8%. The Note was funded on May 2, 2013. The
Note is convertible into Common Shares of the Company, for which the Company has reserved 6,600,000 shares.

On May 8, 2013 Liberty Coal Energy Corp, issued 156,250 shares of its common stock on a conversion of $15,000 from its principal note from October 31, 2012.

On May 28, 2013 Liberty Coal Energy Corp, issued 96,454 shares of its common stock on a conversion of $5,500 from its principal note from October 31, 2012 and $1,300 of accrued interest.

On June 13, 2013 Liberty Coal Energy Corp. consummated a Securities Purchase Agreement with Asher Enterprises, Inc. The agreement was entered into pursuant to a June 13, 2013 resolution of Company's Board of Directors. Asher agreed to purchase a Convertible Note in the amount of $32,500, due and payable on March 17, 2014 with interest payable at 8%. The Note will be funded on June 22, 2013. The Note is convertible into Common Shares of the Company, for which the Company has reserved 6,600,000 shares.

On July 19, 2013 Liberty Coal Energy Corp, issued 269,663 shares of its common stock on a conversion of $3,600 from its principal note from January 14, 2013.

On July 24, 2013 Liberty Coal Energy Corp, issued 268,199 shares of its common stock on a conversion of $3,500 from its principal note from January 14, 2013.

On August 12, 2013 Liberty Coal Energy Corp, issued 268,398 shares of its common stock on a conversion of $3,600 from its principal note from January 14, 2013.

On August 19, 2013 Liberty Coal Energy Corp, issued 71,342 shares of its common stock on a conversion of $400 from its principal note from January 14, 2013 and $424 of accrued interest.

On August 19, 2013 Liberty Coal Energy Corp, issued 255,556 shares of its common stock on a conversion of $2,300 from its principal note from January 24, 2013.

On August 26, 2013 Liberty Coal Energy Corp, issued 327,273 shares of its common stock on a conversion of $2,700 from its principal note from January 24, 2013.

On August 29, 2013 Liberty Coal Energy Corp. consummated a Securities Purchase Agreement with Asher Enterprises, Inc. The agreement was entered into pursuant to a August 29, 2013 resolution of Company's Board of Directors. Asher agreed to purchase a Convertible Note in the amount of $27,500, due and payable on June 3, 2014 with interest payable at 8%. The Note will be funded on September 9, 2013. The Note is convertible into Common Shares of the Company, for which the Company has reserved 42,333,333 shares.

On September 9, 2013 Liberty Coal Energy Corp, issued 333,333 shares of its common stock on a conversion of $2,400 from its principal note from January 24, 2013.

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2013


NOTE 6 - CAPITAL STOCK (CONTINUED)

On September 13, 2013 Liberty Coal Energy Corp, issued 333,333 shares of its common stock on a conversion of $2,400 from its principal note from January 24, 2013.

On September 18, 2013 Liberty Coal Energy Corp, issued 666,667 shares of its common stock on a conversion of $4,500 from its principal note from January 24, 2013.

On September 23, 2013 Liberty Coal Energy Corp, issued 666,667 shares of its S-8 common stock for a consulting fees.

On September 30, 2013 Liberty Coal Energy Corp, issued 769,231 shares of its common stock on a conversion of $4,500 from its principal note from January 24, 2013.

On December 20, 2013 the Company effected a 1 for 15 reverse stock split. The authorized 1,500,000,000 shares of common stock, par value $0.001 per share remained the same. All share and per share data reflected in the financial statements have been adjusted to reflect the results of the stock split.

COMMON STOCK WARRANTS

No warrants were granted during the year ended September 30, 2013.

Warrants were granted during the year ended September 30, 2012 in connection with private placements and have been subsequently canceled in accordance with the breakup agreements between all the parties. The Company accounted for these warrants as equity instruments in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and as such, were classified in stockholders' equity. The Company estimated the fair value of the warrants issued in connection with the private placements at $4,053,530 as of the grant date using the Black-Scholes option pricing model.

The estimated grant date fair value of the warrants granted during the year ended September 30, 2012 was $4,053,530; this was estimated using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, expected volatility of 50%, risk-free interest rate of ..61%, an expected life of 6 years. The stock price used in the Black-Scholes option pricing model to calculate the volatility was the Company's stock price for the year prior to grant using weekly pricing. The risk-free interest rate is based on the US Treasury constant maturity interest rate whose term is consistent with the expected life of the warrant. The expected life of the warrant is based on the contractual term of the warrant. As mentioned above, these warrants were all cancelled during the year ended September 30, 2013.

Warrants were also granted during the year ended September 30, 2011 in connection with private placements. The Company accounted for these warrants as equity instruments in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and as such, were classified in stockholders' equity. The estimated grant date fair value of the warrants granted during the year ended September 30, 2011 was $153,359; this was estimated using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, expected volatility of 50%, risk-free interest rate of .61%, an expected life of 2 years. The stock price used in the Black-Scholes option pricing model to calculate the volatility was the Company's stock price for the year prior to grant using weekly pricing. The risk-free interest rate is based on the US Treasury constant maturity interest rate whose term is consistent with the expected life of the warrant. The expected life of the warrant is based on the contractual term of the warrant. These warrants all expired during the year ended September 30, 2013.

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2013


NOTE 6 - CAPITAL STOCK (CONTINUED)

A summary of changes in share purchase warrants is as follows:

                                                            Weighted Average
                                            Warrants         Exercise Price
                                            --------         --------------
Outstanding, September 30, 2009                     0
Granted - 2010                                133,333             $3.75
                                          -----------
Outstanding, September 30, 2010               133,333             3.75
Granted - 2011                                 44,444            11.25
                                          -----------
Outstanding, September 30, 2011               177,777             5.70
Granted - 2012                             16,673,028             1.05
Expired - 2012                               (133,333)            3.75
                                          -----------
Outstanding, September 30, 2012            16,717,472             1.05
Expired-2013                                  (44,444)           11.25
Canceled- 2013                            (16,673,028)            1.05
                                          -----------

Outstanding, September 30, 2013                     0
                                          ===========

NOTE 7 - RELATED PARTY TRANSACTION

The company has a consulting agreement with a company controlled by an officer of the Company. The agreement calls for monthly payments of $7,000. There was an outstanding payable of $51,504 and $7,504 to this related party as of September 30, 2013 and 2012, respectively for September services and reimbursement of expenses.

The company has a consulting agreement with a company controlled by an officer of the Company. The agreement calls for monthly payments of $4,500. There was an outstanding payable of $25,500 and $-0- to this related party as of September 30, 2013 and 2012, respectively for September services and reimbursement of expenses.

On January 18, 2012, the Company issued 133,333 shares @ $1.50 to its CFO and Director as part of his compensation.

On September 10, 2012, the Board of Directors of the Liberty Coal Energy Corp. approved the Liberty Coal Energy Corp. Consultant Compensation Plan, which applies non-employee consultants and officers, directors and employees of the Company. No shares have been granted to date.

On March 6, 2013 Liberty Coal Energy Corp. issued 100,000 Preferred Series C shares at a value of $1.00 per share to two officers and directors for services rendered. The Series C shares have no conversion feature and have a voting right of 547 votes per share.

On September 23, 2013 Liberty Coal Energy Corp, issued 400,000 shares of its s-8 common stock for a consulting fees to a relative of the CFO.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

A relative of an officer has provided office space for the Company during the year ended September 30, 2013 at no charge. There are no guarantees that this arrangement will continue.

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2013


NOTE 8 - INCOME TAXES

For the year ended September 30, 2013, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,628,000 at September 30, 2013, and will expire beginning in the year 2028.

The provision for Federal income tax consists of the following at September 30:

                                                   2013                 2012
                                                ----------           ----------
Federal income tax benefit attributable to:
  Current operations                            $  454,317           $  320,616
  Less: valuation allowance                       (454,317)            (320,616)
                                                ----------           ----------
Net provision for Federal income taxes          $        0           $        0
                                                ==========           ==========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of September, 30:

                                                   2013                 2012
                                                ----------           ----------
Deferred tax asset attributable to:
  Net operating loss carryover                  $  893,745           $  439,428
  Less: valuation allowance                       (893,745)            (439,428)
                                                ----------           ----------
Net deferred tax asset                          $        0           $        0
                                                ==========           ==========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $2,628,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

On August 13, 2013, Liberty entered an agreement with Colt Resources Inc., one of the original vendors of the property. The agreement provides a time window for voluntary termination of the lease, and allows for either party to fund the reclamation bond and placing the property into production. The agreement will allow Liberty to recover 50 percent of the cost of the existing permit ($40,000) if Colt Resources can find financing for placing the project into production. If liberty secures financing for the property, and brings the lease payments current, the existing lease purchase will remain in effect.

The Company has signed a month-to-month operating agreement with a local operator in Caddo Parish who services the property. The agreement covers the operator's basic monthly fees of approximately $355 per month, as well as any additional fees that may occur due to maintenance work that may arise.

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2013


NOTE 10 - GOING CONCERN

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $2,628,663 as of September 30, 2013. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 11 - SUBSEQUENT EVENTS

On October 7, 2013 Liberty Coal Energy Corp, issued 765,432 shares of its common stock on a conversion of $3,100 from its principal note from January 24, 2013.

On October 11, 2013 Liberty Coal Energy Corp, issued 765,432 shares of its common stock on a conversion of $3,100 from its principal note from January 24, 2013.

On October 18, 2013 Liberty Coal Energy Corp, issued 773,333 shares of its common stock on a conversion of $2,900 from its principal note from January 24, 2013.

On October 25, 2013 Liberty Coal Energy Corp, issued 11,250,000 shares of its common stock on a conversion of $2,700 from its principal note from January 24, 2013.

On October 30, 2013 Liberty Coal Energy Corp, issued 750,000 shares of its common stock on a conversion of $1,900 from its principal note from January 24, 2013.

On November 5, 2013 Liberty Coal Energy Corp, issued 173,910 shares of its common stock on a conversion of $600 from its accrued interest on the note from January 24, 2013.

On November 5, 2013 Liberty Coal Energy Corp, issued 579,710 shares of its common stock on a conversion of $1,900 from its principal note from January 24, 2013.

Effective November 7, 2013, the Board of Directors of Liberty Coal Energy approved the issuance of 6,666,667 restricted shares of Liberty Coal Energy common stock to Robert Malasek, Treasurer, CFO and Director for unpaid compensation of $25,000 and $15,000 as a onetime grant.

Effective November 7, 2013, the Board of Directors of Liberty Coal Energy approved the issuance of 6,666,667 restricted shares of Liberty Coal Energy common stock to Edwin Morrow, President and Director for unpaid compensation of $40,000.

On November 12, 2013 Liberty Coal Energy Corp, issued 770,833 shares of its common stock on a conversion of $1,850 from its principal note from January 24, 2013.

On November 15, 2013, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Nevada Secretary of State to effect: (i) a reverse stock split of the outstanding common stock at a ratio of 1:15 (the " Reverse Stock Split "); that became effective on December 20, 2013 (the " Effective Date ").

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2013


NOTE 11 - SUBSEQUENT EVENTS (CONTINUED)

On December 20, 2013 the Company effected a 1 for 15 reverse stock split. The authorized 1,500,000,000 shares of common stock, par value $0.001 per share remained the same. As a result of the Reverse Stock Split, the number of issued and outstanding shares of Common Stock is approximately 39,479,575 subject to adjustment for fractional shares. The Reverse Stock Split does not affect any shareholder's ownership percentage of the Company's common stock, except to the limited extent that the Reverse Stock Split resulted in any adjustment for fractional shares.

On November 18, 2013 Liberty Coal Energy Corp, issued 770,833 shares of its common stock on a conversion of $1,850 from its principal note from January 24, 2013.

On November 26, 2013 Liberty Coal Energy Corp, issued 771,429 shares of its common stock on a conversion of $1,620 from its principal note from January 24, 2013.

On December 9, 2013 Liberty Coal Energy Corp, issued 3,023,810 shares of its common stock on a conversion of $6,350 from its principal note from January 24, 2013.

On December 18, 2013 Liberty Coal Energy Corp, issued 3,023,810 shares of its common stock on a conversion of $6,350 from its principal note from January 24, 2013.

On December 26, 2013 Liberty Coal Energy Corp, issued 3,023,810 shares of its common stock on a conversion of $6,350 from its principal note from January 24, 2013.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the year ended September 30, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

                                                            Date First Elected
Name                Position Held with the Company    Age      or Appointed
----                ------------------------------    ---      ------------
Edwin G. Morrow     President Chief Executive         68      April 30, 2010
                    Officer and Director

Robert T. Malasek   Chief Financial Officer and       45      April 12, 2011
                    Director

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

Mr. Malasek resigned from his other appointments and currently dedicates the majority of his time to develop and implement the Companies business plan. Mr. Malasek had previously served as the Chief Financial Officer for Siga Resources, Inc, and as Chief Financial Officer for NatureWell, Inc.to which he was appointed on August 15, 2006 Controller for NatureWell, Inc. From 1987 until August 1999 Robert was employed with Starwood Hotel & Resorts Worldwide, Inc. in a number of positions within the accounting department and became Assistant Controller in 1998 until his departure in 1999. Mr. Malasek received his Bachelor of Science in Accountancy from San Diego State University, California in 1998. Mr. Malasek's extensive experience in business and accounting provides considerable practical value to our goals and to our board. Mr. Malasek's access to the financial community in the US as well as in the European markets brings additional value to the Company

FAMILY RELATIONSHIPS

There are no family relationships among our directors or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, executive officer, significant employee or control person of our company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended September 30, 2013, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation of our executive officers for the fiscal years ended September 30, 2013 and September 30, 2012.

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
Edwin G. Morrow(1)    2013    84,000      Nil      Nil      Nil         Nil            Nil         50,000        134,000
President and         2012    74,000      Nil      Nil      Nil         Nil            Nil            Nil         74,000
Chief Financial       2011    60,000      Nil      Nil      Nil         Nil            Nil            Nil         60,000
Officer               2010    25,000      Nil      Nil      Nil         Nil            Nil            Nil         25,000

Robert T. Malasek(2)  2013    54,000      Nil      Nil      Nil         Nil            Nil         50,000        104,000
Chief Financial       2012    48,000      Nil  200,000      Nil         Nil            Nil            Nil        248,000
Officer and           2011    15,000      Nil      Nil      Nil         Nil            Nil            Nil         15,000
Secretary

Mauricio Beltran(3)   2010      Nil       Nil     Nil      Nil         Nil            Nil            Nil           Nil
Former President,     2009      Nil       Nil     Nil      Nil         Nil            Nil            Nil           Nil
Chief Financial
Officer and Chief
Executive Officer

----------
(1) Mr. Morrow was appointed president and chief executive officer of our company on April 30, 2010. His fees are paid to Hay Creek Consultants Inc. a company wholly owned by Mr. Morrow, pursuant to a consulting agreement dated May 1, 2010.
(2) Mr. Malasek was appointed Chief Financial Officer Treasurer and Secretary of our company on April 12, 2011
(3) Mr. Beltran was appointed president, chief financial officer and chief executive officer on August 31, 2007 and resigned as an officer on April 30, 2010.

STOCK OPTIONS/SAR GRANTS

During the period from inception (August 31, 2007) to September 30, 2013, we did not grant any stock options to our executive officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

There were no options exercised during our fiscal years ended September 30, 2013 or 2012 by any officer or director of our company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

No equity awards were outstanding as of the year ended September 30, 2013.

COMPENSATION OF DIRECTORS

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to September 30, 2013.

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

On May 1, 2010, we entered into a consulting agreement with Hay Creek Consultants Inc., a company wholly owned by Edwin G. Morrow, under which Mr. Morrow will act as an officer of our company. The consulting agreement provides for monthly compensation in the amount of $5,000 for 50% of Mr. Morrow's time commitment and $10,000 per month starting upon our determination that the full time engagement of Mr. Morrow is warranted. The consulting agreement shall be for a term of three years. Under this agreement, Hay Creek received a total of $74,000 in compensation for the fiscal year ended September 30, 2013 and $74,000 for the fiscal year ended September 30, 2012.

On April 12, 2011, we entered into a consulting agreement with Robert T. Malasek during the year ended September 30, 2011. The consulting agreement provides for monthly compensation in the amount of $4,500 for 50% of Mr. Malasek's time commitment and $8,000 per month starting upon our determination that the full time engagement of Mr. Malasek is warranted. The consulting agreement shall be for a term of three years. Under this agreement, Mr. Malasek received a total of $248,000 in compensation $200,000 in form of a stock compensation and $48,000 in cash for the fiscal year ended September 30, 2012 and of $17,500 for the fiscal year ended September 30, 2011. On January 18, 2012, the Company issued 133,333 shares @ $1.50 to its CFO and Director as part of his compensation.

On March 6, 2013 Liberty Coal Energy Corp. issued 100,000 Preferred Series C shares at a value of $1.00 per share to two officers and directors for services rendered. The Series C shares have no conversion feature and have a voting right of 547 votes per share.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as January 7, 2014, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

                      Name and Address of     Amount and Nature of    Percentage
Title of Class         Beneficial Owner         Beneficial Owner       of Class
--------------         ----------------         ----------------       --------
Common Shares       Edwin Morrow                   6,800,000             17.2%
Common Shares       Robert Malasek                 6,800,000             17.2%
Common Shares       All Officers and              13,600,000             34.4%
                    Directors As a Group
                    (2 individuals)

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on Jaunuary 9 , 2013 . As of January 9, 2013, there were 39,479,575 shares of our company's common stock issued and outstanding.

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

DIRECTOR INDEPENDENCE

During the fiscal year ended September 30, 2013, we did not have any independent directors on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

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

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended September 30, 2013 and for fiscal year ended September 30, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                               Year Ended
                                              September 30,
                                          2013            2012
                                         ------          ------
                                          ($)              ($)
             Audit Fees                   6,600           6,600
             Audit Related Fees           5,750           5,000
             Tax Fees                       800             Nil
             All Other Fees                 Nil             Nil
                                         ------          ------
             Total                       13,150          11,600
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

LIBERTY COAL ENERGY CORP.


/s/ Edwin G. Morrow
--------------------------------------
Edwin G. Morrow
President, Chief Executive Officer and
Director (Principal Executive Officer)
Date: January 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                 TITLE                       DATE
---------                                 -----                       ----

/s/ Edwin G. Morrow              President, Chief Executive     January 14, 2014
------------------------------   Officer and Director
Edwin G. Morrow                  (Principal Executive Officer)


/s/ Robert T. Malasek            Chief Financial Officer,       January 14, 2014
------------------------------   Secretary and Director
Robert T. Malasek                (Principal Financial Officer
                                 and Principal Accounting Officer)