Form 10-Q
period 2013-12-31
Liberty Coal Energy Corp.
filed 2014-02-12
CIK 1424030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2013

                                       or

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

                                 (760) 410-8189
              (Registrant's telephone number, including area code)

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

710,447,590 common shares issued and outstanding as of February 5, 2014

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements                                                3

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              18

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk         23

  Item 4.  Controls and Procedures                                            23

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                  23

  Item 1A. Risk Factors                                                       24

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        24

  Item 3.  Defaults Upon Senior Securities                                    24

  Item 4.  Mine Safety Disclosures                                            24

  Item 5.  Other Information                                                  24

  Item 6.  Exhibits                                                           24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three month period ended December 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                           Balance Sheets (unaudited)

                                                                                As of                 As of
                                                                             December 31,          September 30,
                                                                                2013                   2013
                                                                            ------------           ------------
                                     ASSETS

ASSETS
  Cash                                                                      $      3,293           $     14,432
  Prepaid expenses                                                                    --                    938
                                                                            ------------           ------------
TOTAL CURRENT ASSETS                                                               3,293                 15,370
                                                                            ------------           ------------

  Website, net of amortization                                                        --                     --
  Mineral properties                                                              15,000                 15,000
                                                                            ------------           ------------
TOTAL OTHER ASSETS                                                                15,000                 15,000
                                                                            ------------           ------------


      TOTAL ASSETS                                                          $     18,293           $     30,370
                                                                            ============           ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                  $    311,485           $    301,603
  Accounts payable related parties                                                37,104                 77,004
  Convertible note payable, net of discount of $46,666 and $10,833                29,464                105,367
  Derivative liability                                                            79,011                 19,628
                                                                            ------------           ------------
TOTAL CURRENT LIABILITIES                                                        457,064                503,602
                                                                            ------------           ------------

TOTAL LIABILITIES                                                                457,064                503,602
                                                                            ------------           ------------
STOCKHOLDERS' DEFICIT
  Common stock, $0.001 par value, 1,500,000,000 shares authorized;
   592,193,622 and 153,004,106 shares issued and outstanding as of
   December 31, 2013 and September 30, 2013, respectively                        592,195                153,004
  Series C Preferred stock $0.001 par vlaue, 100,000 shares authorized;
   100,000 shares issued and outstanding as of December 31, 2013 and
   September 30, 2013, respectively                                                  100                    100
  Additional paid-in capital                                                   1,410,943              1,674,492
  Additional paid-in capital - warrants                                          336,673                336,673
  Deferred stock-based compensation                                                   --                 (8,838)
  Stock subscription receivable                                                       --                     --
  Deficit accumulated during the exploration sage                             (2,778,682)            (2,628,663)
                                                                            ------------           ------------
TOTAL STOCKHOLDERS' DEFICIT                                                     (438,771)              (473,232)
                                                                            ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $     18,293           $     30,370
                                                                            ============           ============

                 See Notes to Consolidated Financial Statements

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                      Statements of Operations (unaudited)

                                                                                                             For the
                                                                For the                For the             period from
                                                             Three Months           Three Months         August 31, 2007
                                                                Ending                 Ending             (Inception) to
                                                             December 31,           December 31,           December 31,
                                                                 2013                   2012                   2013
                                                             ------------           ------------           ------------
REVENUES
  Revenues                                                   $         --           $         --           $         --
                                                             ------------           ------------           ------------
OPERATING EXPENSES
  Development costs                                                    --                     --                 10,000
  Maintenance                                                       3,087                     --                  8,902
  General and administrative                                        1,697                  1,244                115,276
  Consulting services                                              34,500                304,320                947,140
  Stock-based compensation                                         23,838                     --                352,500
  Amortization                                                         --                    422                  3,800
  Investor relations                                                   --                 39,200                109,447
  Transfer agent                                                      756                    325                 25,971
  Legal and accounting                                              6,800                 15,433                208,856
  Impairment expense                                                   --                     --                800,570
                                                             ------------           ------------           ------------
TOTAL OPERATING EXPENSES                                           70,678                360,944              2,582,462

LOSS FROM OPERATIONS                                              (70,678)              (360,944)            (2,582,462)

OTHER INCOME AND (EXPENSES)
  Amortization of debt discount                                   (39,167)                    --               (141,434)
  Derivative expense                                              (34,862)                    --                (73,238)
  Gain / loss on change in value of derivative liability           (4,492)                30,851
  Interest expense                                                   (820)                (1,759)               (12,399)
                                                             ------------           ------------           ------------
TOTAL OTHER INCOME AND (EXPENSES)                                 (79,341)                (1,759)              (196,220)
                                                             ------------           ------------           ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES                       (150,019)              (362,703)            (2,778,682)

PROVISION FOR INCOME TAXES                                             --                     --                     --
                                                             ------------           ------------           ------------

NET LOSS                                                     $   (150,019)          $   (362,703)          $ (2,778,682)
                                                             ============           ============           ============

BASIC  AND DILUTED LOSS PER COMMON SHARE                     $      (0.00)          $      (0.00)
                                                             ============           ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING          363,593,390            316,287,267
                                                             ============           ============

                 See Notes to Consolidated Financial Statements

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                      Statements of Cash Flows (unaudited)

                                                                                                               For the
                                                                          For the            For the         period from
                                                                       Three Months       Three Months     August 31, 2007
                                                                          Ending             Ending         (Inception) to
                                                                       December 31,       December 31,       December 31,
                                                                           2013               2012               2013
                                                                       ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                              $   (150,019)      $   (362,703)      $ (2,778,682)
  Adjustments to reconcile net loss to net
   cash (used in) operating activities:
     Amortization                                                                --                422              3,800
     Amortization of debt discount                                           39,167                 --             77,543
     Derivative expense                                                      34,862                 --            137,129
     Gain / loss on change in value of derivative liability                   4,492                 --            (30,851)
     Stock-based compensation                                                23,838                 --            442,440
     Impairment expense                                                          --                 --            800,570
  Changes in assets and liabilities:
     (Increase) decrease in prepaid expenses                                    938            304,820            449,700
     Increase in accounts payable and accrued liabilities                    10,483             63,152             85,310
     Increase (decrease) in related party payables                           25,100             18,000            102,104
                                                                       ------------       ------------       ------------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               (11,139)            23,691           (710,937)
                                                                       ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in website                                                          --                 --             (3,800)
  Acquisition of mineral properties                                              --            (60,000)          (560,570)
                                                                       ------------       ------------       ------------
          NET CASH (USED IN) INVESTING ACTIVITIES                                --            (60,000)          (564,370)
                                                                       ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Stock issued for cash                                                          --                 --          1,063,000
  Payments made on loans payable                                                 --                 --           (100,000)
  Proceeds from loans payable                                                    --             32,500            315,600
                                                                       ------------       ------------       ------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                              --             32,500          1,278,600
                                                                       ------------       ------------       ------------

NET INCREASE (DECREASE) IN CASH                                             (11,139)            (3,809)             3,293
CASH AT BEGINNING OF PERIOD                                                  14,432             11,365                 --
                                                                       ------------       ------------       ------------
CASH AT END OF PERIOD                                                  $      3,293       $      7,556       $      3,293
                                                                       ============       ============       ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid                                                    $         --       $         --       $         --
                                                                       ============       -=----------       ============
  Interest paid                                                        $         --       $         --       $         --
                                                                       ============       ============       ============
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
  Notes payable for settlement of notes                                $         --       $         --       $  2,183,000
                                                                       ============       ============       ============
  Preferred stock issuance for settlement of notes payable             $         --       $         --       $  3,104,139
                                                                       ============       ============       ============
  Common stock issued for payment of related party accounts payable    $     65,000       $         --       $         --
                                                                       ============       ============       ============
  Common stock issued for services and prepaid expenses                $         --       $         --       $    539,640
                                                                       ============       ============       ============
  Stock issued for debt conversion                                     $     48,950       $         --       $    160,350
                                                                       ============       ============       ============
  Acquisition of mineral properties for accounts payable               $         --       $         --       $    230,000
                                                                       ============       ============       ============
  Reclassification of derivative liability upon full conversion        $     54,972       $         --       $    151,475
                                                                       ============       ============       ============
  Accrued interest converted to common stock                           $        600       $         --       $      3,826
                                                                       ============       ============       ============

                 See Notes to Consolidated Financial Statements

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                December 31, 2013

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS
The Company uses accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP"). The Company has adopted a September 30 fiscal year end.

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

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                December 31, 2013

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION
As of December 31, 2013, the Company has not issued any stock-based payments to its employees. The Company uses the modified prospective method of accounting for stock-based compensation. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the estimated grant-date fair value.

RECLASSIFICATIONS
Certain balances in the prior years have been reclassified to conform to the current year presentation.

PRINCIPLES OF CONSOLIDATION
The accompanying financial statements had included the accounts of the Company and its subsidiary, Liberty Coal Energy Kentucky, LLC. The LLC is currently suspended and will be reinstated when necessary, and as such, the financial statements are no longer consolidated as of September 28, 2013. There was no activity in the LLC during the three months ended December 31, 2013 or the year ended September 30, 2013.

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

INCOME TAXES
The Company provides for income taxes using an asset and liability approach. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward. See Note 6.

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                December 31, 2013

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 3 - MINERAL PROPERTIES

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

The Gamm Lease is a previous producing property and contains 11 shallow (+/- 1700 ft.) production wells. The property is accessible by paved and dirt roads from Oil City LA and has electric power and some existing equipment on site. Liberty is in the process of restoring the existing wells to production and installing wellhead production equipment.

Liberty plans to test the next formation at approximately 2500 feet with additional wells in early 2014.

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                December 31, 2013

NOTE 3 - MINERAL PROPERTIES (CONTINUED)

There are additional shallow oil production opportunities in the immediate area that Liberty is considering for participation.

NOTE 4 - CONVERTIBLE NOTES

                                                                                 At
                                                                             December 31,
                                                                                2013
                                                                              --------
8% convertible note to Asher Enterprises, Inc., due January 22, 2014          $ 16,130
8% convertible note to Asher Enterprises, Inc., due March 17, 2014              32,500
8% convertible note to Asher Enterprises, Inc., due June 3, 2014                27,500
                                                                              --------
      Total Convertible notes payable                                           76,130
      Debt discount                                                            (46,666)
                                                                              --------
      Total Convertible notes payable, net of discount                        $ 29,464
                                                                              ========

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

On December 31, 2013 and September 30, 2013, the Company had $76,130 and $105,367, respectively, of convertible debt outstanding, with accrued interest of $4,508 and $4,289 shown net of $46,666 and $10,833 of debt discount. The variable conversion feature at less than market value gives rise to a derivative liability. The liability for each note was computed using the Black-Sholes Option Pricing method as they became convertible (initial value date) with the following inputs for the year ended September 30, 2013:

                                                      Notes Dated
                                ---------------------------------------------------------
                                September 13,   October 24,    January 14,    January 24,
                                    2012           2012           2013           2013
                                 ----------     ----------     ----------     ----------
Estimated fair value             $   .01572     $   .0087      $   .00128     $   .00077
Expected life (years)                .27            .27            .27            .27
Risk free interest rate              .01%           .05%           .04%           .01%
Volatility                        268.46%        357.71%        371.72%        342.25%

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                December 31, 2013

NOTE 4 - CONVERTIBLE NOTES (CONTINUED)

The liability for each remaining note is recomputed using the Black-Sholes Option Pricing method at each quarter and year-end the note is outstanding (revalue date) with the following inputs at December 31, 2013:

                                 Note Dated
                                 ----------
                                 January 24,
                                    2013
                                  --------
Estimated fair value              $ .00054
Expected life (years)               .13
Risk free interest rate             .03%
Volatility                          315%

The liability for each note was computed using the Black-Scholes Option Pricing method as they became convertible (initial value date) with the following inputs for the quarter ended December 31, 2013:

                                      Notes Dated
                                 ----------------------
                                 April 17,     June 13,
                                   2013         2013
                                 --------     --------
Estimated fair value             $ .0005      $ .00014
Expected life (years)              .27          .27
Risk free interest rate            .01%         .07%
Volatility                         344%         327%

The liability for each remaining note is recomputed using the Black-Sholes Option Pricing method at each quarter and year-end the note is outstanding (revalue date) with the following inputs at December 31, 2013:

                                  Note Dated
                                  ----------
                                  April 17,
                                    2013
                                  --------
Estimated fair value              $ .00018
Expected life (years)               .06
Risk free interest rate             .01%
Volatility                          572%

During the period ending December 31, 2013, Asher converted $40,670 of principal and interest into 239,189,516 shares of common stock.

NOTE 5 - CAPITAL STOCK

The Company has 1,500,000,000 common shares authorized at a par value of $0.001 per share.

On August 31, 2007, the Company issued 45,000,000 common shares to founders for total proceeds of $45,000.

On May 31, 2008, the Company completed a private placement whereby it issued 28,800,000 common shares for total proceeds of $48,000.

On February 1, 2010, the Company completed a private placement whereby it issued 1,000,000 units for total proceeds of $250,000. Each unit consists of one common share and common share purchase warrant allowing the holder to purchase a common share at $0.25 per share expiring February 1, 2012.

On February 1, 2010, the Company issued 100,000 common shares as partial consideration to acquire the Campbell Property.

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                December 31, 2013

NOTE 5 - CAPITAL STOCK (CONTINUED)

On February 11, 2010, the Company completed a private placement whereby it issued 1,000,000 units for total proceeds of $250,000. Each unit consists of one common share and common share purchase warrant allowing the holder to purchase a common share at $0.25 per share expiring February 1, 2012.

On March 15, 2010, the Company increased its authorized common shares from 50,000,000 shares to 1,500,000,000 shares and effected a 30 for 1 forward stock split. All share amounts reflected in the financial statements have been adjusted to reflect the results of the stock split.

On March 20, 2010, the Company cancelled 18,000,000 of its common stock outstanding.

On May 11, 2011, the Company completed a private placement whereby it issued 666,667 units for total proceeds of $500,000. Each unit consists of one common share and common share purchase warrant allowing the holder to purchase a common share at $0.82 per share expiring April 30, 2013.

On January 18, 2012, the Company issued 2,000,000 shares to its CFO and Director as part of his compensation.

On August 17, 2012, the Company completed a financing whereby it issued 237,732,600 units for a escrowed equity line in the amount of $9,196,500. In conjunction with this transaction the company also issued common share purchase warrant to purchase 250,095,420 common shares at an exercise price of $0.07 expiring on August 16, 2018.

On September 10, 2012, the Company issued 17,988,000 shares of common stock to three non-employee consultants pursuant to the Plan valued at $539,641. The stock was issued for services to be rendered from September 1, 2012 through February 28, 2013. As of September 30, 2012, $449,700 had been recorded as prepaid expenses related to this stock issuance. The balance of the prepaid consulting was $179,880 as of December 31, 2012.

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

On October 24, 2012, Liberty Coal Energy Corp. consummated a Securities Purchase Agreement with Asher Enterprises, Inc. The agreement was entered into pursuant to an October 24, 2012 resolution of Company's Board of Directors. The parties agreed that Asher would acquire from the Company five promissory notes totaling $32,500, due and payable on September 26, 2013 with interest payable at 8%. The Note was paid in full as of May 28, 2013.

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

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                December 31, 2013

NOTE 5 - CAPITAL STOCK (CONTINUED)

On March 6, 2013, Liberty Coal Energy Corp. issued 1,100,000 shares pursuant to the break up agreements around a senior financing agreement it had entered previously.

On March 21, 2013, Liberty Coal Energy Corp. issued 1,212,121 shares of its common stock on a conversion of 12,000 from its principal note from September 13, 2012.

On April 13, 2013, Liberty Coal Energy Corp, issued 2,012,987 shares of its common stock on a conversion of 15,500 from its principal note from September 13, 2012.

On April 17, 2013, Liberty Coal Energy Corp. consummated a Securities Purchase Agreement with Asher Enterprises, Inc. The agreement was entered into pursuant to a April 17, 2013 resolution of Company's Board of Directors. Asher agreed to purchase a Convertible Note in the amount of $42,500, due and payable on January 22, 2013 with interest payable at 8%. The Note was funded on May 2, 2013. The
Note is convertible into Common Shares of the Company, the balance on this note as of December 31, 2013 is $16,130.

On April 17, 2013, Liberty Coal Energy Corp, issued 1,493,506 shares of its common stock on a conversion of $10,000 from its principal note from September 13, 2012 and $1,500 of accrued interest.

On May 1, 2013, Liberty Coal Energy Corp, issued 1,395,349 shares of its common stock on a conversion of $12,000 from its principal note from October 31, 2012.

On May 8, 2013, Liberty Coal Energy Corp. issued 2,343,750 shares of its common stock on a conversion of $15,000 from its principal note from October 31, 2012.

On May 28, 2013, Liberty Coal Energy Corp. issued 1,446,809 shares of its common stock on a conversion of $5,500 from its principal note from October 31, 2012 and $1,300 of accrued interest.

On June 13, 2013, Liberty Coal Energy Corp. consummated a Securities Purchase Agreement with Asher Enterprises, Inc. The agreement was entered into pursuant to a June 13, 2013 resolution of Company's Board of Directors. Asher agreed to purchase a Convertible Note in the amount of $32,500, due and payable on March 17, 2014 with interest payable at 8%. The Note will be funded on June 22, 2013. The Note is convertible into Common Shares of the Company, for which the Company has reserved 6,600,000 shares.

On July 19, 2013, Liberty Coal Energy Corp. issued 4,044,944 shares of its common stock on a conversion of $3,600 from its principal note from January 14, 2013.

On July 24, 2013, Liberty Coal Energy Corp. issued 4,022,989 shares of its common stock on a conversion of $3,500 from its principal note from January 14, 2013.

On August 12, 2013, Liberty Coal Energy Corp. issued 4,025,974 shares of its common stock on a conversion of $3,600 from its principal note from January 14, 2013.

On August 19, 2013, Liberty Coal Energy Corp. issued 1,070,130 shares of its common stock on a conversion of $400 from its principal note from January 14, 2013 and $424 of accrued interest.

On August 19, 2013, Liberty Coal Energy Corp. issued 3,833,333 shares of its common stock on a conversion of $2,300 from its principal note from January 24, 2013.

On August 26, 2013, Liberty Coal Energy Corp. issued 4,909,091 shares of its common stock on a conversion of $2,700 from its principal note from January 24, 2013.

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                December 31, 2013

NOTE 5 - CAPITAL STOCK (CONTINUED)

On August 29, 2013, Liberty Coal Energy Corp. consummated a Securities Purchase Agreement with Asher Enterprises, Inc. The agreement was entered into pursuant to a August 29, 2013 resolution of Company's Board of Directors. Asher agreed to purchase a Convertible Note in the amount of $27,500, due and payable on June 3, 2014 with interest payable at 8%. The Note will be funded on September 9, 2013. The Note is convertible into Common Shares of the Company, for which the Company has reserved 635,000,000 shares.

On September 9, 2013, Liberty Coal Energy Corp. issued 5,000,000 shares of its common stock on a conversion of $2,400 from its principal note from January 24, 2013.

On September 13, 2013, Liberty Coal Energy Corp. issued 5,000,000 shares of its common stock on a conversion of $2,400 from its principal note from January 24, 2013.

On September 18, 2013, Liberty Coal Energy Corp. issued 10,000,000 shares of its common stock on a conversion of $4,500 from its principal note from January 24, 2013.

On September 23, 2013, Liberty Coal Energy Corp. issued 10,000,000 shares of its s-8 common stock for a consulting fees.

On September 30, 2013, Liberty Coal Energy Corp. issued 11,538,462 shares of its common stock on a conversion of $4,500 from its principal note from January 24, 2013.

On October 7, 2013, Liberty Coal Energy Corp. issued 11,481,481 shares of its common stock on a conversion of $3,100 from its principal note from January 24, 2013.

On October 11, 2013, Liberty Coal Energy Corp. issued 11,481,481 shares of its common stock on a conversion of $3,100 from its principal note from January 24, 2013.

On October 18, 2013, Liberty Coal Energy Corp. issued 11,600,000 shares of its common stock on a conversion of $2,900 from its principal note from January 24, 2013.

On October 25, 2013, Liberty Coal Energy Corp. issued 11,250,000 shares of its common stock on a conversion of $2,700 from its principal note from January 24, 2013.

On October 30, 2013, Liberty Coal Energy Corp. issued 11,304,348 shares of its common stock on a conversion of $1,900 from its principal note from January 24, 2013.

On November 5, 2013, Liberty Coal Energy Corp. issued 2,608,696 shares of its common stock on a conversion of $600 from its accrued interest on the note from January 24, 2013.

On November 5, 2013, Liberty Coal Energy Corp. issued 8,695,952 shares of its common stock on a conversion of $2,000 from its principal note from January 24, 2013.

Effective November 7, 2013, the Board of Directors of Liberty Coal Energy approved the issuance of 100,000,000 restricted shares of Liberty Coal Energy common stock to Robert Malasek, Treasurer, CFO and Director for unpaid compensation of $25,000 and $15,000 as a onetime grant.

Effective November 7, 2013, the Board of Directors of Liberty Coal Energy approved the issuance of 100,000,000 restricted shares of Liberty Coal Energy common stock to Edwin Morrow, President and Director for unpaid compensation of $40,000.

On November 12, 2013, Liberty Coal Energy Corp., issued 11,562,500 shares of its common stock on a conversion of $1,850 from its principal note from January 24, 2013.

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                December 31, 2013

NOTE 5 - CAPITAL STOCK (CONTINUED)

On November 15, 2013, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Nevada Secretary of State to effect: (i) a reverse stock split of the outstanding common stock at a ratio of 1:15 (the " Reverse Stock Split "); that became effective on December 20, 2013 (the " Effective Date ").

On December 20, 2013 the Company effected a 1 for 15 reverse stock split. The authorized 1,500,000,000 shares of common stock, par value $0.001 per share remained the same. As a result of the Reverse Stock Split, the number of issued and outstanding shares of Common Stock is approximately 39,479,575 subject to adjustment for fractional shares. The Reverse Stock Split does not affect any shareholder's ownership percentage of the Company's common stock, except to the limited extent that the Reverse Stock Split resulted in any adjustment for fractional shares. On January 15, 2014, FINRA rejected the proposed stock split; however, on January 22, 2014, the Company filed a Notice of Appeal to FINRA's rejection. See note 10 Subsequent Events.

On November 18, 2013, Liberty Coal Energy Corp. issued 11,562,500 shares of its common stock on a conversion of $1,850 from its principal note from January 24, 2013.

On November 26, 2013, Liberty Coal Energy Corp. issued 11,571,429 shares of its common stock on a conversion of $1,620 from its principal note from January 24, 2013.

On December 9, 2013, Liberty Coal Energy Corp. issued 45,357,143 shares of its common stock on a conversion of $6,350 from its principal note from January 24, 2013.

On December 18, 2013, Liberty Coal Energy Corp. issued 45,357,143 shares of its common stock on a conversion of $6,350 from its principal note from January 24, 2013.

On December 26, 2013, Liberty Coal Energy Corp. issued 45,357,143 shares of its common stock on a conversion of $6,350 from its principal note from January 24, 2013.

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

The cumulative net operating loss carry-forward is approximately $2,778,682 at December 31, 2013, and will expire beginning in the year 2030. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                               December 31,        September 30,
                                                  2013                2013
                                               ----------          ----------
Deferred tax asset attributable to:
Net operating loss carryover                   $  944,752          $  893,745
Valuation allowance                              (944,752)           (893,745)
                                               ----------          ----------
    Net deferred tax asset                     $       --          $       --
                                               ==========          ==========

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                December 31, 2013

NOTE 7 - RELATED PARTY TRANSACTION

As of December 31, 2012, there is a balance owing to two officers of the Company in the amount of $37,104 (September 30, 2013 - $77,004). This amount is included in accounts payable-related party.

Effective November 7, 2013, the Board of Directors of Liberty Coal Energy approved the issuance of 100,000,000 restricted shares of Liberty Coal Energy common stock to Robert Malasek, Treasurer, CFO and Director for unpaid compensation of $25,000 and $15,000 as a onetime grant.

Effective November 7, 2013, the Board of Directors of Liberty Coal Energy approved the issuance of 100,000,000 restricted shares of Liberty Coal Energy common stock to Edwin Morrow, President and Director for unpaid compensation of $40,000

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $2,778,682 as of December 31, 2013. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

The company needs to continue to make it minimum lease payments until such time it can pay an initial $500,000. The minimum payments of $20,000 per month are applied to the initial payment. As of December 31, 2013 the Company has been able to pay $30,000 in minimum royalty payments and has a balance of $270,000 in Accounts Payable.

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

                            Liberty Coal Energy Corp.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                December 31, 2013

NOTE 10 - SUBSEQUENT EVENTS

On January 13, 2013, Liberty Coal Energy Corp. consummated a Securities Purchase Agreement with Asher Enterprises, Inc. The agreement was entered into pursuant to a January 13, 2014 resolution of Company's Board of Directors. Asher agreed to purchase a Convertible Note in the amount of $9,500.00, due and payable on October 15, 2014 with interest payable at 8%. The Note was funded on January 14, 2014. The Note is convertible into Common Shares of the Company, for which the Company the current reserve of 615,000,000 shares of Common Stock are reserved for the subject Note and for three (3) prior convertible promissory notes in favor of the Investor dated April 17, 2013 and June 13, 2013 and August 29, 2013.

On January 14, 2013, Liberty Coal Energy Corp., issued 59,142,857 shares of its common stock on a conversion of $8,280 from its principal note from January 24, 2013.

On January 15, 2014, FINRA rejected the proposed reverse stock split; however, on January 22, 2014, the Company filed a Notice of Appeal to FINRA's rejection. It is anticipated that it will take several weeks or months to receive a final decision from FINRA. If the reverse stock split is accepted by FINRA, the Company's authorized 1,500,000,000 shares of common stock, par value $0.001 per share will remain the same and the number of issued and outstanding shares of Common Stock will be approximately 47,363,173 subject to adjustment for fractional shares. The reverse stock split would not affect any shareholder's ownership percentage of the Company's common stock, except to the limited extent that the reverse stock split resulted in any adjustment for fractional shares.

On January 23, 2013 Liberty Coal Energy Corp., issued 59,111,111 shares of its common stock on a conversion of $5,320 from its principal note from January 24, 2013.

On January 28, 2014, Mr. Edwin Morrow resigned as CEO and President of Liberty Coal Energy Corp., effective immediately. Mr. Morrow will remain a Director of the Company.

On January 28, 2014, the Board of Directors of Liberty Coal Energy Corp., a Nevada corporation (the "Company"), appointed Robert T. Malasek to serve as the Company's interim Chief Executive Officer and President. Mr. Malasek replaces Mr. Edwin G. Morrow who was serving as the Company's Chief Executive Officer. Mr. Morrow will remain on the Company's Board of Directors and as the Company's Head of Geology.

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

CORPORATE HISTORY

The address of our principal executive office is 2782 Gateway Road, Carlsbad, CA 92009. Our telephone number is 760-410-8189.

Our common stock is quoted on the OTC Bulletin Board under the symbol "LBTG."

We were incorporated on August 31, 2007 as "ESL Teachers Inc." under the laws of the State of Nevada. Our original business plan was to develop and sell online employment services specifically for both ESL Teachers and ESL operations seeking to hire teachers worldwide. On March 15, 2010, we changed our name to Liberty Coal Energy Corp. by way of a merger with our wholly owned subsidiary "Liberty Coal Energy Corp." which was formed solely for the purpose of the change of name. The change of name was to better represent the new business direction of our Company to that of a coal exploration, development, and production company. Due to the highly volatile and negative political climate that coal has attracted lately, we have expanded our focus into broader energy sources such as petroleum and crude oil.

On March 15, 2010, we effected a 30 for 1 forward stock split of our authorized and issued and outstanding shares of common stock such that our authorized capital increased from 50,000,000 shares of common stock, $0.001 par value per share to 1,500,000,000 shares of common stock, par value $0.001 per share.

On December 20, 2013 the Company effected a 1 for 15 reverse stock split with the State of Nevada; provided, however, the reverse stock split will not be effective until it is approved by FINRA. On January 15, 2014, FINRA rejected the proposed reverse stock split; however, on January 22, 2014, the Company filed a Notice of Appeal to FINRA's rejection. It is anticipated that it will take several weeks or months to receive a final decision from FINRA. If the reverse stock split is accepted by FINRA, the Company's authorized 1,500,000,000 shares of common stock, par value $0.001 per share will remain the same and the number of issued and outstanding shares of Common Stock will be approximately 47,363,173 subject to adjustment for fractional shares. The reverse stock split would not affect any shareholder's ownership percentage of the Company's common stock, except to the limited extent that the reverse stock split resulted in any adjustment for fractional shares.

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

In May 2012 the Company formed Liberty Coal Energy Kentucky, LLC in anticipation for the operations of the Owsley project. The LLC is currently suspended and will be reinstated when necessary

We are an exploration stage company with limited operations and no revenues from our business activities.

The following is a discussion and analysis of our results of operations for the quarter ended December 31, 2013, and the factors that could affect our future financial condition and results of operations.

GOING CONCERN CONSIDERATION

Our registered independent auditors included an explanatory paragraph in their report on our financial statements as of and for the years ended September 30, 2013 and 2012, regarding concerns about our ability to continue as a going concern.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended December 31, 2013 which are included herein.

THREE MONTHS ENDED DECEMBER 31, 2013 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2012

The following table summarizes key items of comparison for the three months ended December 31, 2013, and 2012:

                                                          Three Months Ended
                                                              December 31,
                                                         2013             2012
                                                       --------         --------
Amortization                                           $     --         $    422
General and administrative                                1,697            1,244
Legal and accounting                                      6,800           15,433
Maintenance                                               3,087               --
Investor relations                                           --           39,200
Consulting                                               34,500          304,320
Stock-based compensation                                 23,838               --
Transfer agent                                              756              325
Interest Expense                                            820            1,759
Amortization of debt discount                            39,167               --
Derivative expense                                       34,862               --
Gain/loss on change in value of derivative liability      4,492               --
                                                       --------         --------
Net Loss                                               $150,019         $362,703
                                                       ========         ========

We had a net loss of $150,019 for the quarter ended December 31, 2013, which was a decrease of $212,684 compared to the net loss of $362,703, for the quarter ended December 31, 2012. The significant change in our results over the two periods is primarily the result of management's activities around the Company's projects and a 3rd party consulting expense as the Company expensed $269,820 of these contracts from prepaid expenses during the three months ended December 31, 2012

PERIOD FROM INCEPTION, AUGUST 31, 2007 TO DECEMBER 31, 2013

Since inception, we have an accumulated deficit of $2,778,682. We expect to continue to incur losses as a result of continued exploration and development of our coal mining interests.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of December 31, 2013, reflects assets of $18,293. We had cash in the amount of $3,293 and a working capital deficit in the amount of $(453,771) as of December 31, 2013.

                                                    Three Months    Three Months
                                                       Ended           Ended
                                                    December 31,    December 31,
                                                       2013            2012
                                                     --------        --------
Net Cash Provided by (Used in) Operating Activities  $(11,139)       $ 23,691
Net Cash (Used in) Investing Activities                    --         (60,000)
Net Cash Provided by Financing Activities                  --          32,500
                                                     --------        --------
(Decrease) in Cash                                   $(11,139)       $ (3,809)
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

OPERATING ACTIVITIES

Net cash flow used in operating activities during the three months ended December 31, 2013 was $(11,139), a change of $34,830 from the $23,691 net cash provided by operating activities during the three months ended December 31, 2013.

INVESTING ACTIVITIES

Net Investing activities during the three months ended December 31, 2013 used nil of cash, a decrease of $60,000 from the $60,000 cash used in Investing Activities during the three months ended December 31, 2012.

FINANCING ACTIVITIES

Net Financing activities during the three months ended December 31, 2013 brought in nil, a decrease of $32,500 from the 32,500 cash brought in by Financing Activities during the three months ended December 31, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and our chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures are effective as of December 31, 2013 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 13, 2013, Liberty Coal Energy Corp. consummated a Securities Purchase Agreement with Asher Enterprises, Inc. The agreement was entered into pursuant to a January 13, 2014 resolution of Company's Board of Directors. Asher agreed to purchase a Convertible Note in the amount of $9,500.00, due and payable on October 15, 2014 with interest payable at 8%. The Note was funded on January 14, 2014. The Note is convertible into Common Shares of the Company, for which the Company the current reserve of 615,000,000 shares of Common Stock are reserved for the subject Note and for three (3) prior convertible promissory notes in favor of the Investor dated April 17, 2013 and June 13, 2013 and August 29, 2013.

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

                               LIBERTY COAL ENERGY CORP.


Date: February 12, 2014        /s/ Robert T. Malasek
                               -------------------------------------------------
                               ROBERT T. MALASEK
                               Chief Executive Officer, Chief Financial Officer,
                               Secretary and Director (Principal Financial
                               Officer & Principal Accounting Officer)